Form 10KSB
period 2000-03-31
TIMEBEAT COM ENTERPRISES INC /
filed 2000-11-01
CIK 1001808

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
                    FOR THE FISCAL YEAR ENDED MARCH 31, 2000

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                         Commission file number: 0-29260

                         TIMEBEAT.COM ENTERPRISES, INC.
                         (F/K/A AGC AMERICAS GOLD CORP.)
                 (Name of small business issuer in its charter)

        PROVINCE OF YUKON, CANADA                         54-1118334
     (State or other jurisdiction of                   (I.R.S. Employer
     incorporation or organization)                   Identification No.)

    580 HORNBY STREET, SUITE 200, VANCOUVER, BRITISH COLUMBIA V6C 3B6 CANADA
       (Address of principal executive offices)                   (Zip Code)

         Issuer's telephone number, including area code: (604) 689-4771

       Securities registered under Section 12(b) of the Exchange Act: NONE

         Securities registered under Section 12(g) of the Exchange Act:

                           COMMON STOCK, NO PAR VALUE

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days. Yes ___ No _X_

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.[ ]

         Issuer's revenues for its most recent fiscal year: CDN$207,522

    Aggregate market value of the voting stock held by non-affiliates of the registrant as of October 5, 2000: $6,465,241 (See Item 5)

    Number of shares outstanding of registrant's common stock, no par value, as of October 25, 2000: 16,217,202 (See Item 11)

                    Documents incorporated by reference: NONE

       Transitional Small Business Disclosure Format (check one): Yes ___ No _X_

Exhibit index on consecutive page 24                       Page 1 of 54 Pages

                                     PART I

                           CURRENCY AND EXCHANGE RATES

Unless otherwise indicated, all dollar amounts in this report are in Canadian dollars. The following table sets forth (i) the rates of exchange for one Canadian dollar ("Cdn") expressed in one U.S. dollar at the end of each calendar year; (ii) the average exchange rates in effect on the last day of each month during each calendar year; and (iii) the high and low exchange rates during each calendar year.

                                          1999                1998                 1997                1996                 1995
                                          ----                ----                 ----                ----                 ----

Rate At End Of Period:                    0.6925              0.6504               0.7239              0.7300               0.7323

Average Rate Of Period:                   0.6730              0.6740               0.7318              0.7332               0.7285

High Rate of Period:                      0.6925              0.7105               0.7472              0.7524               0.7532

Low Rate of Period:                       0.6535              0.6340               0.7155              0.7219               0.7009

Exchange rates are based upon the noon buying rate in New York City for cable transfers in foreign currencies as certified for custom purposes by the U.S. Federal Reserve Bank of New York. The noon exchange rate on October 20, 2000, reported by the U.S. Federal Reserve Bank of New York was $0.6614(US$1.00 = Cdn$1.5119).


                           FORWARD LOOKING STATEMENTS

Under the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995 (the "PSLRA"), we caution readers regarding forward looking statements found in this report and in any other statement made by, or on our behalf, whether or not in future filings with the Securities and Exchange Commission. Forward looking statements are statements not based on historical information and which relate to future operations, strategies, financial results or other developments. Forward looking statements are necessarily based upon estimates and assumptions that are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control and many of which, with respect to future business decisions, are subject to change. These uncertainties and contingencies can affect actual results and could cause actual results to differ materially from those expressed in any forward looking statements made by or on our behalf. We disclaim any obligation to update forward looking statements. Readers should also understand that under Section 27A(b)(2)(D) of the Securities Act, and Section 21E(b)(2)(D) of the Securities Exchange Act, the "safe harbor" provisions of the PSLRA do not apply to statements made in connection with an initial public offering.

ITEM 1.              DESCRIPTION OF BUSINESS.
--------------------------------------------------------------------------------


INTRODUCTION

Unless the context otherwise requires, the terms "we", "our" and "us" refers to Timebeat.com Enterprises, Inc.

We have two separate business divisions: (1) we are a mineral exploration company exploring for gold and silver worldwide; and (2) we own and operate Internet Web sites which primarily cater to people who have an interest in fine watches, jewelry, clothing, high-end gift and other luxury items.

BACKGROUND

We were incorporated under the name Ocean Marine Technologies Inc. in the Province of British Columbia, Canada on May 23, 1986. We initially focused our business on the potential use of a research motor vehicle named Ocean Explorer
I. We intended to use this vessel in developing technology which would minimize the growth and spread of the Zebra Mussels in the Great Lakes. We borrowed funds from Ecofab Plastic Covers Ltd. and Caulfied Consultants Inc., and our loans were secured by a mortgage against the Ocean Explorer I. We were unable to repay the loans and Ecofab Plastic Covers Ltd. and Caulfied Consultants Inc. obtained a judgment against us in the amount of $263,000. Ecofab Plastic Covers Ltd. and Caulfied Consultants Inc. subsequently agreed to accept the Ocean Explorer I "as is, where is", along with all of its liabilities, as full satisfaction of the judgment. Due to a number of circumstances, we decided to abandon our initial focus.

We then entered into negotiations to possibly acquire several different companies. The first company was in the business of extracting nickel and other metallic elements from industrial plating wastes. The second company had a patented welding technology. After conducting our due diligence review of these companies, we decided not to finalize the acquisitions. We have no further obligations relating to these possible acquisitions.

MINERAL EXPLORATION ACTIVITIES

In early 1993, we entered into the mineral exploration business to acquire, explore, and if warranted, develop mineral properties. On May 17, 1994, we changed our name to AGC Americas Gold Corp. to reflect our involvement in mineral exploration. We have acquired and subsequently abandoned several mineral properties in pursuit of our business. Our current mineral properties are not in production and, consequently, we have no current operating income or cash flow from these properties. We are in the exploration stage and have not generated any revenues from exploration activities. Our material acquisitions are as follows:

* JD GOLD-SILVER PROPERTY. Under an agreement with Energex Minerals Ltd., dated October 8, 1993, and amended October 13, 1993, we acquired 24 gold and silver claims in the Toodoggone area of the Omineca Mining Division in the Province of British Columbia, Canada, in exchange for payment of $45,000 and the issuance of 125,000 shares of common stock, with a deemed value of $0.25 per share. Energex Minerals Ltd. initially retained a 15% net profit interest in the claims. We also paid George
         F. Nicholson a finder's fee of $7,625 by issuing him 30,500 shares of common stock at a deemed value of $0.25 per share.

         We subsequently acquired the 15% net profit interest from Energex Minerals Ltd. for payment of $12,500 and the issuance of 100,000 shares of common stock. So long as the property is not in production, we are also required to pay Energex Minerals Ltd. a fixed annual royalty prior to December 31st of $3,588. As of the date of this filing, we have paid all annual royalties to Energex Minerals Ltd.

         In 1995, 1996 and 1997, we acquired other claims surrounding the JD Gold-Silver property by staking property which was not previously owned. In British Columbia, Canada, mineral claims are acquired by staking under terms of the Mineral Tenure Act. A mineral claim or lease conveys to the holder the right to all minerals available at the time of disposition under the terms of the Mineral Tenure Act. Claims are established by positioning claim posts (or "staking") along the boundaries of the claims in the field. To date, we have paid all fees and performed all work requirements under the Mineral Tenure Act.

* KAD PROPERTY I AND II. Under an agreement dated July 7, 1994 with Floralynn Investments Ltd., we acquired two mineral claims comprising the KAD I and II property, which represents approximately 2,470.9 acres. The mineral claims may include gold, silver, copper, lead, and/or zinc. The KAD I and II property is located in the Omineca Mining Division of British Columbia, and is part of and contiguous with the JD Gold-Silver property. We acquired the KAD I and II property for payment of $10,000 and the issuance of 100,000 shares of common stock, at a deemed price of $0.50 per share.

* ARC PROPERTY. By an agreement dated April 13, 1995 with David Ford, we acquired a 100% interest in the mineral claims known as the Arc 1,2,3, and 4 Mineral Claims located in the Omineca Mining Division of British Columbia. We paid David Ford $8,000 and issued him 100,000 shares of common stock at a deemed value of $2.27 per share. We also paid John Nicholson a finder's fee of 10,000 shares of common stock at deemed value of $2.16 per share. In the year ended March 31, 1999, we chose to abandon the property and wrote off all costs associated with the property.

* AL AND LAWYERS PROPERTIES. By a letter of intent dated December 6, 1996 with Cheni Resources Inc., we received the right to earn an undivided 100% interest in the AL and Lawyers properties comprising 22,645 acres in the Omineca Mining Division, and located 12 kilometers south of the JD Gold-Silver Property. The property may contain gold, silver, copper and other minerals. In exchange for this right, we are required to (1) make annual lease payments on or before December 31st of $18,000 to the Government of British Columbia, (2) issue 400,000 shares of common stock to Cheni Resources Inc., in separate amounts of 300,000 and 100,000 shares, (3) pay Cheni Resources Inc. $10,000, and (4) incur $500,000 in exploration expenditures on the property. We have fully performed our obligations and paid Cheni Resources Inc. $30,000 in lieu of issuing 100,000 shares of common stock.

         Accordingly, we own an undivided 100% interest in the AL and Lawyers properties subject to the following royalty interests: the AL property remains subject to a 7% initial production royalty and a 0.25% net smelter royalty interest on mined and milled in excess of 250,000 tons payable to Cameron Scott and Barry Price; both properties are subject to the an aggregated 15% net profit royalty payable to Kinross Gold Corporation, Energex Minerals Ltd., and Cheni Resources Inc; and the Lawyer property remains subject to a 2% net smelter royalty payable to Cheni Resources Inc. (1.9%) and Meota Resources Corp. (0.1%). Cheni Resources Inc. is responsible for all reclamation required from activities performed up to December 6, 1999.

* MOOSE PROPERTY. Under an agreement dated January 10, 1996 with Energex Minerals Ltd., we acquired a 75% interest in a group of mineral claims called the "Moose Property" located in the Omineca Mining Division, British Columbia. In exchange for the acquisition, we issued 100,000 shares of common stock and paid the agreed upon $250,000 in exploration expenditures by January 10, 1999. Our acquisition was also subject to a 1% net smelter royalty payable to Cameron Scott, a 1% net smelter royalty payable to Petra Gem Exploration of Canada Ltd., and a 15% net profit return payable to Energex Minerals Ltd.

         On June 14, 1996, we entered into another agreement with Energex Minerals Ltd. and acquired the remaining 25% interest in the Moose Property, the 15% net profit return, and an assignment by Energex of its option to acquire a 50% interest in the AL Mineral claims located in the Omineca Mining Division. In exchange for this acquisition, Energex received 100,000 shares of our common stock.

         During fiscal year ended March 31, 1999, we abandoned the Moose Property and wrote off all associated costs.

JOINT VENTURE WITH ANTARES MINING AND EXPLORATION CORPORATION

In August 1997, we entered into a joint venture agreement with Antares Mining and Exploration Corporation, Toronto, Canada. Under the agreement, we granted Antares Mining and Exploration Corporation the right to earn up to a 55% interest in our JD Gold-Silver, AL, Lawyers and Moose properties by spending $5,000,000 on exploration work on the properties. An additional 5% interest could have been acquired by Antares Mining

Exploration Corporation for payment of $4,500,000. From August 1997 to July 1999, Antares Mining and Exploration Corporation spent approximately $4,200,000 on the properties, earning an approximate 47% interest in each property. In July 1999, we entered into an agreement with Antares Mining and Exploration Corporation to re- acquire the interest for payment of $150,000. We made the payment and Antares Mining and Exploration Corporation no longer owns any interest in the properties. We have no further obligations relating to Antares Mining and Exploration Corporation.

COMPETITION

The mining industry is intensely competitive and we compete with other companies that have greater resources. Many of these companies have greater financial resources, operational experience and technical capabilities than we have. We may encounter increasing competition from other companies in our effort to acquire mineral properties, seek joint venture partners, and/or hire experienced mining professionals. Such companies may be able to pay more for productive mining properties and exploratory prospects, and to define, evaluate, bid for and purchase a greater number of properties and prospects than our financial or human resources permit. Our ability to acquire additional properties and to discover mineral reserves in the future will be dependent upon our ability to evaluate and select suitable properties and to consummate transactions in a highly competitive environment. There is no assurance that we will be able to effectively compete against such companies.

INTERNET WEB SITES DIVISION

The Internet has emerged as a global communications medium to deliver and share information and to conduct business electronically. International Data Corporation, a company that forecasts worldwide information technology market trends, estimates that the number of web users worldwide will grow from approximately 144 million users in 1998 to 602 million users by the end of 2003. The dramatic growth in the number of Internet users has led to the proliferation of information and services available on the Internet, including e-commerce, e-mail, financial services, news and other content. We chose to enter this market in March 1999.

INTERNET WEB SITE TIMEBEAT.COM

On March 5, 1999, we entered into a letter of intent with Watch Central Corporation and Timebeat.com Inc., our wholly owned non-public subsidiary which we incorporated in the Sate of Nevada on March 17, 1999. Under the letter of intent, we paid Watch Central Corporation US$50,000 in exchange for its services to design, develop, beta test and implement an e-commerce Web site that would market, sell and repair fine gold jewelry and watches. We also pay Watch Central Corporation US$3,000 a month for consulting services and US$2,000 a month for rent. Watch Central Corporation subsequently became an affiliate as Alexander Vileshin is an officer and director for us and Watch Central Corporation. In September 1999, we re-incorporated in the Yukon Territory, Canada, and changed our name to Timebeat.com Enterprises, Inc. to reflect our new e-commerce focus.

In November 1999, we launched our Web site, www.timebeat.com.

INTERNET WEB SITE WATCHZONE.NET

In December 1999, in order to increase content and awareness of WWW.TIMEBEAT.COM, we acquired our second Web site, WWW.WATCHZONE.NET. Under an agreement dated December 14, 1999, we acquired the Web site and all related assets from Watchzone.net. Inc., a Colorado corporation. In exchange for the acquisition, we gave certain watches and jewelry valued at US$10,988. Each member of the management of Watchzone.net Inc. also signed a two year agreement to provide consulting services to us in exchange for options, a percentage of all advertising generated by the Watchzone.net banner advertising program, and the right to purchase any new watch each year for actual dealer cost. Also, if Timebeat.com Inc., our wholly-owned subsidiary, ceases to do business any time before December 14, 2001, then we agreed to transfer the Web site and related assets back to the management of Watchzone.net Inc.

WWW.WATCHZONE.NET is an informational Web site which allows consumers the ability to gather and exchange information in chat forums and from existing publications, news and press releases, manufacturer's literature, and product demonstrations and evaluations. Although we do receive some revenue from advertising sales, the primary purpose of WWW.WATCHZONE.NET is to increase awareness of WWW.TIMEBEAT.COM.

CUSTOMERS

We market our Web sites to a broad range of customers that vary in age and geographic location. To date, we have had limited sales to a limited number of customers. Our e-commerce Web site, WWW.TIMEBEAT.COM, targets the affluent consumer and avid watch collector. Our informational Web site, WWW.WATCHZONE.NET, is also for the avid watch collector and enthusiast. By cross-promoting our Web sites, we hope to increase our customer base.

KEY ALLIANCES AND RELATIONSHIPS

We intend to establish additional relationships with a number of companies to accelerate the adoption of our brand name and our services. We believe that establishing strategic relationships will facilitate our brand awareness and provide early access to emerging technologies and new customers. Some of our existing relationships include the following:

         WWW.TIMEBEAT.COM: We have an agreement with TrafficResults.com to assist us in establishing our presence in key word searches; Dealtime, which is an independent comparison shopping service that lists products and prices from our competitors; and Wedding Network, which is a comprehensive wedding resource Web site designed to assist couples in planning weddings.

TECHNOLOGY

The Internet and electronic commerce markets are characterized by rapid technological change, changes in user and customer requirements, frequent new service and product introductions embodying new technologies, and the emergence of new industry standards and practices that could render our existing Web site and technology obsolete. Our performance will depend, in part, on our ability to continue to enhance our existing services, develop new technology that addresses the increasingly sophisticated and varied needs of its prospective customers, license leading technologies, and respond to technological advances and emerging industry standards and practices on a timely and cost-effective basis. The development of our Web site and other proprietary technology entails significant technical and business risks. We may not be successful in using new technologies effectively or adapting our web site or other proprietary technology to customer requirements or to emerging industry standards. If we were to be unable to adapt to changing technologies, our business, results of operations, and financial condition could be materially and adversely affected.

PROTECTION OF TECHNOLOGY

Our ability to compete depends upon our proprietary systems and technology. While we rely or intend to rely on trademark, trade secret, copyright law, confidentiality agreements, and technical measures to protect our proprietary rights, we believe that the technical and creative skills of our personnel, continued development of our proprietary systems and technology, brand name recognition, and reliable Web site maintenance are more essential in establishing and maintaining a leadership position and strengthening our brand. Despite efforts to protect our proprietary rights, unauthorized parties may attempt to duplicate aspects of our services or to obtain and use information that we regard as proprietary. Policing unauthorized use of our proprietary rights is difficult. Effective trademark, service mark, copyright, and trade secret protection may not be available in every country in which our services are made available online.

In addition, we may become involved in litigation in the future to enforce or protect our intellectual property rights or to defend against claims or infringement or invalidity. As part of our confidentiality procedures, we generally enter into agreements with our employees and consultants and limit access to our trade secrets and technology. We cannot assure you that these steps will prevent misappropriation of technology or that the agreements entered into for that purpose would be enforceable. Misappropriation of our intellectual property or potential litigation could have a material adverse effect on its business, results of operations, and financial condition.

RESEARCH AND DEVELOPMENT

We concentrate our research and development activities on services and updating our Web sites. To enhance our existing services, to introduce new services, and to update the technology and features on our Web sites, we focus on developing our services by offering new features and products, while enhancing existing features.

SALES AND MARKETING

We believe that the importance of brand recognition will increase as more companies engage in commerce over the Internet. Development and awareness of the Timebeat.com brand will depend largely on our ability to allocate effectively our resources to successfully develop and implement effective advertising and marketing efforts. We will not be successful in promoting and maintaining our brand if customers do not perceive us as an effective channel for purchases. Our failure to develop our brand sufficiently would have a material adverse effect on our business, results of operations, and financial condition.

The markets for luxury and premium products which are offered on our Web sites are highly seasonal, with a disproportionate amount of sales occurring during the fourth quarter of the calendar year. In addition, quarterly results may vary from year to year due to the timing of new product introductions, orders and sales, advertising expenditures, promotional periods and shipments. Accordingly, comparisons of our quarterly information and results of operation may not be indicative of our overall annual performance.

COMPETITION

The e-commerce and Web site industries on the Internet are intensely competitive, highly fragmented and rapidly changing. There are many individuals and companies which are engaged in these businesses, some of which are very large, companies with substantial capabilities and long-term earning records. We expect to experience increasing competition from potential competitors. Barriers to entry into Internet-based companies are low and development by others of new, improved or modified programs and/or services could make our products and/or services obsolete. We may be at a competitive disadvantage since we must compete with these individuals and companies, most of which have greater financial resources and larger technical staffs than we have. We must, therefore, continuously improve our services and develop new services and/or products in order to be competitive. We may not have sufficient resources to undertake the research and development necessary to remain competitive in this industry. There can be no assurance that we will be successful in our operations.

EMPLOYEES

As of October 30, 2000, we had 12 permanent part-time employees and a number of part-time seasonal contractors and consultants. None of our employees is covered by a collective bargaining agreement. We believe our relations with our employees are good.

PRINCIPAL OFFICES

Our corporate headquarters are located in Vancouver, Canada, where we occupy approximately 800 square feet under a lease that expires in August 2001. We pay rent to an affiliate of $850 a month, and we believe our relationship with our affiliated-landlord is good.


ITEM 2.              DESCRIPTION OF PROPERTY.
--------------------------------------------------------------------------------

Our material property is the JD Gold-Silver Property. The JD Gold-Silver Property consists of 33 mineral claims on approximately 25,203 acres. The JD Gold-Silver Property is located in the Toodoggone area of the Omineca Mining District of north-central British Columbia, Canada, and is approximately 180 miles north of the town of Smithers. The property lies within the Omineca Mountains in N.T.S. 94E/06 and is centered on 57 26' N 127 09' W. We have an additional 48,926 acres in the adjacent Moose, Al, METS, and Lawyers claim blocks.

The JD Gold-Silver property is located in the central part of a northwest-trending, 50 x 20 mile belt of early Jurassic volcanic rocks known as the Toodoggone Formation (Carter, 1972) . The Toodoggone Formation is a Sub-Aerial Pyroclastic Assemblage of Andesitic to Dacite composition which hosts a number of gold-silver deposits. These deposits occur as fissure veins, Quartz Stockwork, Breccia Zones, and zones of Silicification. Principal Ore Minerals include Argentite, Electrum, native gold, and silver and lesser Chalcopyrite, Galena, and Sphalerite.

At present, the JD Gold-Silver Property is accessible only by helicopter off the northern end of the Omineca Mining District access road near the Lawyers Mine site. A cat track off a spur road north from the mine access road was used to move heavy equipment into the site. The property area during the summer of 1996 was serviced twice daily by fixed wing aircrafts based out of Prince George using the nearby 5,300 feet Sturdee gravel strip which is capable of handling aircraft up to the size of a Hercules. Fuel and heavy equipment are trucked in from Fort St. James to the end of the road, and weekly supplies were flown in from Smithers. Rock samples and personnel were also moved by scheduled flights to and from Prince George.

The main area of drilling is called the Finn Zone, and is located in a previously disturbed area at an elevation of 5,200 - 5,900 feet. The area consists of rounded hills with steep talus and overburden covered slopes. Some permanent ice is present on the property. The Finn Zone is linked to the campsite by cat track. The use of helicopters and ATVs limit terrain disturbance in areas outside of the previous disturbances. A D-6 Caterpillar Tractor is used for transport and move our drills. Operations are based out of a 16 person camp which is located in an alpine meadow just at tree line and is equipped with a satellite telephone and fax modem.

GEOLOGY

The JD Gold-Silver property is located within the Omineca Mountain Range, and is comprised of a series of northwest southeast trending lower to middle Jurassic rocks; the older Black Lake Batholith to the east, and the overlying Toodoggone Formation (in particular the Metsantan Member) to the west. Three members of the Toodoggone Formation have been noted in the property area.

The Lower Jurassic McClair Creek Member consists of intermediate flows with related flow Breccias and lesser Lapilli and ash tuffs. Mappable units also include Andesitic feldspar-hornblende Porphyry, flow Breccia, and minor beds of Lapilli, ash, and crystal tuff. These rocks are overlain stratigraphically by more massive intermediate flows of the Tuff Peak Member. The younger Tuff Peak rocks are compositional and texturally similar to the McClair Member.

The Tuff Peak Member consists of largely feldspar-hornblende Porphyry with minor biotite. The flow Breccias show similar composition to the Porphytic flows. Lapilli, ash and, crystal tuff beds occur less frequently here than in the McClair.

The property is dominantly underlain by rocks from the Metsantan Member, which consists mainly of massive Porphyritic Andesitic flows and tuff Breccias, with minor interbeds of ash to Lapilli tuffs, and locally important meter thick beds of reworked Volcaniclastics and Pyroclastics. Previous work had categorized these lithological units as belonging to the McClair Creek and Tuff Peak members. The consistency and homogeneity of the units indicate a probably continuous suite of rocks more resembling those of the Metsantan, but may still a maintain a coeval relationship with the McClair Creek Member, with possible interfingering.

Along the eastern edge of the property along a north northwest to south southeast trending fault contact is the Black Lake Stock, a medium to coarse grained granodiorite to quartz monzonite. The Black Lake Stock is part of the Black Lake Batholith.

Three major fault sets have been recognized; these trend northwest southeast, east-west, and north-south. All have near vertical dips, but locally shallow to 40 to 50 to the north and or northeast. Faults appear to be mostly normal or extensional with a local minor strike slip component. Locally major slump faulting with some 40 meters of vertical displacement can affect blocks several hundred meters in length and width.

The Low Angle Thrust Fault (LAW) is a highly porous Volcaniclastic/Pyroclastic horizon. This bed varies in thickness from less than one to five meters, has been traced along strike for several kilometers, and dips at 10 to 20 to the north. The LAW appears to pinch out to the east beneath the ridge that separates the Gumbo and Finn zones. A second horizon some 20 meters lower extends for another three hundred odd meters to the east and hosts the central zone of the Finn zone mineralization. It too appears to pinch out or is faulted off, but a third horizon, another 20 to 30 meters lower, extends further to the east, ending abruptly along a faulted contact with the Black Lake stock. It is still uncertain whether these horizons are one in the same having been truncated by normal faulting, or are distinct lithological horizons. The latter seems the most probable case due to the distinct changes in over and underlying lithologies when moving from west to east.

Alteration associated with the mineralization around the Finn and Gumbo zones has resulted in the feldspars in the andesite Porphyry flows above the Finn Zone (Hanging Wall) being altered to a pink color and below (Footwall) to a white color. This provided an easy logging tool but is realized to be an alteration feature and not a lithological guide.

Most mineralization encountered to date on the property appears associated with this porous volcaniclastic horizon and the east-west sub-vertical fault corridor that is some 500 meters wide and extends at least 700 meters along strike. This Epithermal type mineralization and related alteration varies from west to east; with a dominantly yellow white chloritic/kaolinitic clay alteration with minor, less than 10%, associated sulfides (Gumbo) giving way to a dominantly silicified zone with increased sulfide content, greater than 10% (Finn), to a mostly grey green chloritic clay zone with minor sulfides (Footwall to the Finn). Dominant sulfides include pyrite, with lessor amounts of Chalcopyrite, Galena, and Sphalerite. In the central part of the Finn Zone sulfides approach near massive levels.

A deeper second brittle type fracture Breccia zone cemented mostly with carbonate and weaker sulfide mineralization, has been recognized and appears to envelope the main silicified zone of the Finn and to extend eastward. Fractures appear to be extensional, dominantly sub-vertical, but with a conjugate sub-horizontal set.

During the 1996 drill season, a second style of mineralization was encountered at depth, and approaching the Black Lake stock along the eastern edge of the property. A possible deep seated Porphyry system exists with a strong and pervasive epidote/Sericite alteration halo. Sulfide mineralization is dominated by Galena and Sphalerite, with lessor Chalcopyrite. Pyrite is rare. The halo appears fairly extensive and has been traced for over 100 meters in depth and along several hundred meters between drill fences. The intensity of alteration increases towards the east approaching the stock.

A generalized lithological cross section across the property from west to east would include the following:

         Unit 1. Porphyritic Andesitic flows (unit 1) composed of 1-20 % plagioclase (as 1 -3 mm. grains), 1-10% hornblende, 1 % apatite, some magnetite. This unit is generally massive and more fine grained, with a matrix altered a chloritic light grey to grey green/blue green. Feldspars are dominantly altered white to beige white with varying amounts of kaolinite, Sericite and carbonate. Occasional meter thick interbeds of flow Breccia (unit la ) with sub-rounded bombs and angular fragments less than 20 cm. of unit 1, can occur throughout. Underlying it all are a series of Lapilli, ash and crystal tuffs/flows (unit 1b) that can be altered a dark chloritic blue green, but are dominantly stained a reddish maroon with disseminated hematite. To the west this unit hosts the deeper carbonate cemented Breccia Zones. To the east, it becomes increasing bleached and epidotized.

         Unit 2. Porphyritic Andesitic flows (unit 2) composed of 10-20 % plagioclase (as 2-5 mm. grains), 1-5% hornblende, +/- biotite. Matrix is very fine grained and altered a chloritic green grey. Feldspars are dominantly stained an orange to salmon pink by disseminated hematite. This interval is usually but not always overlain by a flow Breccia (unit 2a) of similar composition, with sub-rounded to sub-angular bombs and fragments less than 50 cm. of unit 2. Underlying both are Lapilli, ash and crystal tuff/flows (unit 2b) usually characterized by maroon hematite stained matrix.

         Unit 6. Pyroclastic/Volcaniclastic flows and agglomerates (unit 6) consisting of sub-rounded to sub- angular fragments mostly less than 1 to 5 cm. are scattered throughout. They form beds less than 10 cm. to several meters thick. With strong alteration and associated mineralization, these porous beds, cross cut by sub-vertical fractures, appear to have acted as conduits for mineralizing fluids driven by a deep Porphyry system

HISTORY OF TOODOGGONE AREA

The JD Gold-Silver property is located in the Toodoggone area. The Toodoggone area over the last two decades has been an actively explored area of British Columbia for gold and silver deposits. Deposits in the area have ranged from gold-rich Porphyry-style deposits, to deep-seated precious and base metal bearing stockwork and veins, to near-surface replacement type gold mineralization. Several styles of mineralization have been identified in the Toodoggone River Area of which the most important are Epithermal precious and base metal deposits related to volcanic processes associated with the eruption of Toodoggone formation volcanic rocks. Known deposits occur as fissure veins, Quartz Stockwork, Breccia Zones, and areas of Silicification in which principal Ore minerals include Argentite, Electrum, native gold, silver, and lesser Chalcopyrite, Galena, and Sphalerite. Alteration suites are typical of Epithermal environments with an inner zone of intense Silicification, clay minerals and locally Alunite, grading outward to Sericite and clay minerals, chlorite, epidote, and pyrite. Work Assessment filings for the Toodoggone area are held by the Ministry of Mines of British Columbia and are public information.

PREVIOUS EXPLORATION ON JD GOLD-SILVER PROPERTY

The area which now consists of the JD Gold-Silver property was initially staked by Sumac Mines Ltd. in 1971 following a reconnaissance geochemical survey. This early work consisted of soil and rock geochemistry, geophysical surveys (induced polarization, self potential and magnetometer), geological mapping, hand trenching, and one 400 f t. (122 m.) diamond drill hole. This work was focused on several gossans to ascertain porphyry style mineralization.

The property was then explored by Energex Minerals Ltd. and Kidd Creek Mines Ltd. under an option between 1974 to 1988. The property was one of three claim groups held by Energex Minerals Ltd. and received modest exploration efforts, which included prospecting, geological mapping, soil and rock sampling, trenching, and 16 diamond drill holes totaling 6,000 feet.

The property was allowed to lapse and was re-staked in 1978 by T.C. Scott and Petra-Gem Exploration. Energex Minerals Ltd. carried out a program of prospecting, trenching, and sampling. Within a year Energex Minerals Ltd. had farmed the property out to Texasgulf Canada Ltd. Texasgulf Canada Ltd. thereafter became Kidd Creek Mines Ltd. Kidd Creek Mines Ltd. explored the property between 1979 to 1984, carrying out geological mapping, geochemical and geophysical Surveys (induced polarization and magnetometer), trenching, and 15 diamond drill holes totaling 6,233 feet ( 1900 m). This work outlined a number of zones but failed to indicate the desired high grade tonnage objective of a million tons. Drilling at the Gumbo zone intersected mineralization which appeared limited in tonnage by topography being at the crest of a ridge. Energex Minerals Ltd. resumed work on the property in 1988 carrying out backhoe trenching, geological mapping, and soil and rock geochemistry.

OUR EXPLORATION ACTIVITY

We acquired the property in 1993. In 1994, we performed detailed geological mapping, soil and rock sampling, induced polarization surveys, and drilled 32 diamond drill holes totaling 6,800 feet. Our program resulted in the discovery of the Finn zone. Seventeen holes partially outlined a tabular, shallow-dipping body with an average width of 45 feet. Markedly higher grades were present in both the hangingwall and footwall of the zone. In 1995, we completed a program of geological mapping, which induced polarization surveys and 104 diamond drill holes totaling 28,592 feet. The program was principally focused on defining the Finn zone with additional exploration work on the EOS, Wolf, and Creek zones.

In 1996 we completed a delineation drilling program on the Finn zone consisting of 58 diamond drill holes totaling 19,998 feet. Additional induced polarization and magnetometer surveys were also completed over the Finn zone. The 1996 program focused on the definition of the Finn Zone and adjacent areas. We believe that the Gumbo zone appears to be the western extension of the Finn. In 1996, a total of 218 holes were competed on the Finn zone area totaling 65,773 feet. The zone has been tested over a strike length of 1,600 feet to a vertical depth 500 feet. The Finn zone appears to be a tabular body with a average true thickness of 45 feet. Much of the drilling has been done on 50 feet centers to prove up the grade which is sometimes erratic in the Toodoggone area deposits. Other drilling has been done at much wider spacing. A zone 200 feet below the Finn has also been located but only thirteen holes have been completed. A third zone may also be present at depth. The Finn zone is characterized by a central silicified high sulfide content zone which averages 0.132 oz. Au/Ton over a strike length of 700 feet. Lower grade mineralization occurs as an envelope around the zone and in sub-vertical fracture systems which cut the zone. Overall grade of this disseminated Porphyry style mineralization appears in the order of
0.050 oz. Au/Ton.

The Central Finn zone has a shallow dip to the north as shown on Drawing A97-065-06. This sample section (11+35W) shows the zone has a high grade core surrounded by an envelope of low grade gold mineralization. Over printing both are disseminated to near massive sulfides over wide intervals. Hole JD96-144 returned 0.257 oz. Au/Ton, 2.61 oz. Ag/Ton, 0.25% Cu, 1.70% Pb and 4.47% Zn over
5.0 m. A number of other holes with similar high base metal values occur within the Central Finn zone. The silicified envelope appears much wider where sub-vertical fracturing is present. None of the holes on this section were deep enough to intersect the zones below the Finn.

Mineralization in the footwall is characterized by local extreme auto brecciation cemented by epidote and carbonate with local major concentrations of Galena, Sphalerite, and Chalcopyrite. Fine grained pyrite is disseminated throughout the zones. The lower zones were intersected in holes 67, 103, 104, 107, 108, and 167, 168, 169, 170, 171, 172, and 173. Grades range from 0.245 oz.
Au/Ton to very low grade. Mineralization is more in character with a Porphyry style mineralization.

The Finn zone occurs within a horizontal to shallow dipping altered and Brecciated high porosity zone which now appears to be an unconformity with a regolith type deposit paleosoil. This zone was previously believed to be a LAW. New exposures and examination of drill core indicate the only structures present are high angle and the LAW does not exist and is not a structural feature but is a high porosity lithological feature that has been highly altered. The Finn zone is now placed within the Metsantan Member of the Lower Volcanic Cycle of the Toodoggone Formation. On the property the Metsantan member consists of massive andesite flows with minor amounts of flow Breccia and tuffaceous units.

The exposure on surface of Epithermal gold deposits appears structurally controlled and related to a large Porphyry system. Prior exploration activities by third parties initially focused on the shallow epitherrmal style mineralization discovered in 1994. Current drilling has defined a much larger envelope of disseminated mineralization over significant widths. Mineralization appears on a regional scale to be related to the Black Lake Batholith which likely intrudes the property at depth and stretches to the west-northwest 15 km.

Our assays in 1994 were fire assayed FA/AA, and where warranted by mineralization, were subject to gravometric assays. Our assays in 1995, 1996, and 1997 were fire assayed (FA/AA) except, where warranted by mineralization, were further assayed using metallic screen analysis. Initial fire assays and metallic screen assays were undertaken by Ecotech Laboratories of Kamloops of British Columbia, and metallic screen assays and check or duplicate fire assays were undertaken by Loring Laboratories of Calgary, Alberta.


ITEM 3.              LEGAL PROCEEDINGS.
--------------------------------------------------------------------------------


Except for the following, there are no legal proceedings pending and, to the best of our knowledge, there are no legal proceedings contemplated or threatened: a claim has been made against us by our previous landlord for rent in the amount of $21,008. We are disputing the claim, and the amount of loss cannot be reasonably estimated. We have not accrued an amount in our financial statements, and any loss will be accounted for in the period in which the loss can be reasonably estimated.


ITEM 4.              SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
--------------------------------------------------------------------------------

Not Applicable.


                                     PART II

ITEM 5.              MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.
--------------------------------------------------------------------------------


Our common stock is traded on the over-the-counter bulletin board ("OTCBB")under the symbol "TMBTF", and on the Canadian Venture Stock Exchange f/k/a the Vancouver Stock Exchange under the symbol "TBE". We were cleared for trading on the OTCBB on June 3, 1994, and received our first quote in April 1998. We were de-listed in April 1999, and we voluntarily became a reporting company in October 1999, at which time we were again cleared for trading on the OTCBB. The following table sets forth the range of high and low closing bid quotations of our common stock for each fiscal quarter since April 1998:

                                                                                              Bid or Trade Prices
                                                                                                   (U.S. $)
1999 FISCAL YEAR                                                                   HIGH                                LOW

Quarter Ending 06/30/98............................................                $0.50                              $0.375
Quarter Ending 09/39/98............................................               $0.437                              $0.14
Quarter Ending 12/31/98............................................                $0.20                              $0.10
Quarter Ending 03/31/99............................................                $0.80                              $0.11

2000 FISCAL YEAR                                                                   HIGH                                LOW

Quarter Ending 06/30/99............................................                 n/a                                n/a
Quarter Ending 09/30/99............................................                 n/a                                n/a
Quarter Ending 12/31/99............................................                $1.50                              $0.51
Quarter Ending 03/31/00............................................                $2.00                              $0.75

The above quotations reflect inter-dealer prices, without retail mark-up, mark-down, or commission and may not necessarily represent actual transactions.

During the last two fiscal years, we have not declared cash dividends on our common stock and we do not anticipate that dividends will be paid in the foreseeable future.

As of October 5, 2000, the closing price for our common stock on the OTCBB was $0.45.

As of October 25, 2000, there were 138 record holders of our common stock, of which 123 were registered in the names of person or companies with an address in the United States.

The following table sets forth the range of high and low closing bid quotations of our common stock on the Canadian Venture Stock Exchange for each calendar quarter since 1995:


                                                                                              Bid or Trade Prices
                                                                                                    (Cdn $)
1995 FISCAL YEAR                                                                   HIGH                                LOW

Quarter Ending 06/30/94............................................                 n/a                                n/a
Quarter Ending 09/30/94............................................                 n/a                                n/a
Quarter Ending 12/31/94............................................                 n/a                                n/a
Quarter Ending 03/31/95............................................                $1.75                              $1.06

1996 FISCAL YEAR                                                                   HIGH                                LOW

Quarter Ending 06/30/95............................................                $3.25                              $1.15
Quarter Ending 09/30/95............................................                $5.50                              $1.10
Quarter Ending 12/31/95............................................                $1.50                              $0.60
Quarter Ending 03/30/96............................................                $2.30                              $1.10

1997 FISCAL YEAR                                                                   HIGH                                LOW

Quarter Ending 06/30/96............................................                $2.52                              $1.40
Quarter Ending 09/30/96............................................                $2.24                              $1.10
Quarter Ending 12/31/96............................................                $1.44                              $0.70
Quarter Ending 03/30/97............................................                $1.45                              $0.87

1998 FISCAL YEAR                                                                   HIGH                                LOW

Quarter Ending 06/30/97............................................                $1.29                              $0.79
Quarter Ending 09/30/97............................................                $1.15                              $0.66
Quarter Ending 12/31/97............................................                $0.90                              $0.50
Quarter Ending 03/30/98............................................                $0.89                              $0.56

1999 FISCAL YEAR                                                                   HIGH                                LOW

Quarter Ending 06/30/98............................................                $0.80                              $0.65
Quarter Ending 09/30/98............................................                $0.92                              $0.20
Quarter Ending 12/31/98............................................                $0.39                              $0.12
Quarter Ending 03/30/99............................................                $1.05                              $0.16

2000 FISCAL YEAR                                                                   HIGH                                LOW

Quarter Ending 06/30/99............................................                $1.58                              $0.55
Quarter Ending 09/30/99............................................                $3.44                              $1.39
Quarter Ending 12/31/99............................................                $2.95                              $0.85
Quarter Ending 03/30/00............................................                $3.05                              $1.50

As of October 30, 2000 the closing price for our common stock on the Canadian Venture Stock Exchange was Cdn$ 0.99.

ITEM 6.              MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.
--------------------------------------------------------------------------------


SELECTED FINANCIAL DATA

The balance sheet and income statement data shown below were derived from our audited consolidated financial statements. The data is stated in Canadian dollars ("Cdn") and our audited consolidated financial statements were prepared in accordance with Canadian generally accepted accounting principles ("Canadian GAAP"). You should read this data in conjunction with the following Management's Discussion and Analysis or Plan of Operation, as well as our consolidated financial statements and notes thereto, included elsewhere in this filing.


                               Year                 Year                Year                 Year                 Year
                               Ended                Ended               Ended                Ended                Ended
                               3/31/00              3/31/99             3/31/98              3/31/97              3/31/96
                               -------              -------             -------              -------              -------
CANADIAN GAAP
Revenue                        $279,658             $14,530             $16,376              $15,783              $9,231
Net Loss                       ($692,305)           ($602,648)          ($452,909)           ($756,131)           ($484,027)
Loss Per Share (1)<F2>         ($0.04)              ($0.04)             ($0.04)              ($0.06)              ($0.05)
Actual Outst. Shrs.*<F1>       16,217,202           $14,052,917         13,907,917           12,305,417           10,400,977
Dividends                      nil                  nil                 nil                  nil                  nil
Total Assets(2)<F3>            $6,351,263           $5,114,545          $5,633507            $4,718,666           $3,486,574
Shareholder  Equity            $6,065,466           $5,018,146          $5,588,664           $4,684,265           $3,387,128
Deferred Exploration
Costs (2)<F3>                  $4,947,942           $4,990,630          $5,000,551           $4,286,957           $2,604,746


U.S. GAAP
Weighted Ave Shares*<F1>       15,645,918           13,933,067          12,912,753           11,264,584           10,152,860
Net Loss                       ($5,080,680)         ($592,727)          ($1,166,503)         ($2,753,342)         ($2,974,588)
Loss Per Share (1)<F2>         ($0.32)              ($0.04)             ($0.09)              ($0.24)              ($0.29)
Total Assets(2)<F3>            $1,403,321           $123,915            $632,956             $431,709             $881,828
Shareholder  Equity            $1,117,524           $27,516             $588,093             $397,308             $782,382
Deferred Exploration
Costs(s)                       nil                  nil                 nil                  nil                  nil

<F1>
* Stock Options, Warrants, and other similar instruments are considered to be common stock equivalents at all times. However, as the inclusion of common stock equivalents have the effect of decreasing the loss per share, common stock equivalents are excluded from the Net Loss Per Share computation.

<F2>
(1) Under Canadian GAAP, shares issued with escrow restrictions are recorded at the issue price and are not revalued upon release from escrow. Under U.S. GAAP, escrow shares which are released upon us meeting certain performance criteria are considered to the contingently issuable. These shares are excluded from the weighted average shares calculation and the difference between the fair value of the shares at the time of their release from escrow and the shares original issue price is accounted for as a compensation expense at the time the shares are released from escrow.

<F3>
(2) Under Canadian GAAP all exploration expenses related to mineral properties and areas of geological interest are deferred until the properties to which they relate are placed into production sold or abandoned. Under U.S. GAAP these exploration costs are not capitalized but expensed as incurred.


TRANSLATION OF FOREIGN CURRENCIES

Our monetary assets and liabilities that are denominated in foreign currencies are translated at the rate of exchange at the balance sheet date. Non-monetary assets and liabilities are translated at exchange rates prevailing at the transaction date. Revenue and expenses are translated at the average rate. Exchange gains and losses arising on translation are included in our statement of operations.

GENERAL

We were incorporated in the Province of British Columbia, Canada on May 23, 1986. In September 1999, we re- incorporated in the Yukon Territory, Canada. We have two separate business divisions: (1) we are a mineral exploration company exploring for gold and silver worldwide; and (2) we own and operate Internet e-commerce Web sites which primarily cater to people who have an interest in fine watches, jewelry, high-end gift and other luxury items.

We are a exploration stage company in the business of acquiring, exploring, and if warranted, developing mineral properties primarily located in British Columbia, Canada. We have acquired and subsequently abandoned several mineral properties in pursuit of our business. Our current mineral properties are not in production and, consequently, we have no current operating income or cash flow from these properties. We defer all exploration costs relating to our properties and areas of geological interest until the properties are placed in production, sold or abandoned.

We are in the development stage in our Internet e-commerce division and have generated minimal revenues. Revenue from the sale of fine gold jewelry and watches is recognized when the goods are shipped and received. Cost of goods sold is comprised exclusively of the acquisition cost of the merchandise sold inclusive of any import duties. Our inventory is valued at the lower of cost and net realizable value.

We have an accumulated deficit of $7,444,697 for our fiscal year ended March 31, 2000. We have suffered losses from operations, require additional financing, and need to continue our exploration activities and the development of our Internet e-commerce business. Ultimately we need to generate sufficient revenues and successfully attain profitable operations. Our present business operations do not generate sufficient revenues to cover our expenses. We cannot provide assurance that our business operations will be able to do so.

RESULTS OF OPERATIONS

FISCAL YEAR ENDED MARCH 31, 2000

In 2000, we continued to focus our efforts on our Internet business division. In September 1999, we re- incorporated in the Yukon Territory, Canada, and changed our name from AGC Americas Gold Corp. to Timebeat.com Enterprises, Inc., to reflect our Internet focus. In November 1999, we launched WWW.TIMEBEAT.COM, and in December 1999, we acquired WWW.WATCHZONE.NET in order to increase content and awareness of WWW.TIMEBEAT.COM.

In February 2000, we began beta testing an online auction component on www.timebeat.com. Through Watch Central, an affiliate of us, we are ascertaining the possibility of offering European watch experts who would inspect and refurbish, if necessary, all watches placed for auction and provide an industry-leading extended warranty program for each item. We believe this may provide a level of consumer protection which is not offered by the major auction sites on the Internet. Our objective is to provide a unique service and to charge fees for those value- added services. The online auction component would be designed to appeal to all watch collectors, and in particular those visiting our site at www.watchzone.net. We intend to launch our action services during the next fiscal year.

As a result of Internet e-commerce Web site at www.timebeat.com, we generated revenues of $207,522 in 2000. These were our only revenues since inception in 1986. The revenues consisted of products sales and is net of sales or promotional discounts. The revenues were offset by cost of goods sold of $205,364, leaving a gross margin of $2,158. The cost of goods sold consisted primarily of the cost of the products, and includes such items as inbound and outbound shipping costs. Due to our limited operating history and the seasonality of our sales, we are unable to estimate future sales or trends at this time with any reasonable degree of certainty.

Our general and administrative expenses were $709,599 in 2000, compared to $250,963 in 1999. We expense administration expenditures in the year incurred. The increase in expenses were generally attributable to the development and operation of our Web sites and include advertising ($126,505); consulting fees ($120,127); salaries and wages ($35,439); travel, marketing and investor relations ($135,178); and Web site development ($59,299). With regards to our investor relations, in June 1999 we entered into an investor relations agreement with National Financial Communications. Under the agreement, we are required to pay a monthly fee of US $5,000 plus expenses. The agreement had an initial term of one year and was extended on a month to month basis subsequent to the fiscal year end.

Our total assets increased $1,263,718 or 24% from $5,114,545 in 1999 to $6,351,263 in 2000. Our total liabilities were $285,797 in 2000, compared to $96,399 in 1999. Our shareholders' equity in 2000 was $6,065,466, as compared to $5,018,146 in 1999, which represented an increase of $1,047,320 or 20%.

FISCAL YEAR ENDED MARCH 31, 1999

During 1999, we continued to pursue the acquisition of additional projects in order to diversify properties. Our efforts were focused on finding additional acquisitions in Latin America, the Western United States and British Columbia. As a result, we terminated the Joint Venture Agreement between ourselves and Antares Mining and Exploration Corporation, and performed no further exploration work except for technical reports which summarized the 1998 summer program. In 1999, we also pursued business opportunities which were unrelated to mineral exploration. Under a letter of intent with Watch Central Corporation dated March 5, 1999, Watch Central Corporation agreed to design, develop, beta test and implement an e-commerce Web site that would market, sell and repair fine gold jewelry and watches.

Our general and administrative costs were $250,963 in 1999, compared to $432,878 in 1998. The decrease of $181,915 or 43% was primarily attributable to the following increases and decreases in categories of expenses related to the Joint Venture Agreement between ourselves and Antares Mining and Exploration
Corporation: a decrease of $94,667 in travel and promotion fees, a decrease of $17,312 in legal fees, an increase of $30,350 in management fees, and a decrease of $35,377 in office, secretarial and administration fees. These differences were a result of shifting our operating focus from promotion of our existing exploration properties to pursuing other business opportunities.

Our total assets decreased $518,962 or 9.2% from $5,633,507 in 1998 to $5,114,545 in 1999. Our total liabilities were $96,399 in 1999, compared to $44,863 in 1998. Our shareholders' equity in 1999 was $5,018,146, compared to $5,588,644 in 1998, which represented a decrease of $570,498 or 10.2%.

FISCAL YEAR ENDED MARCH 31, 1998

During our fiscal year 1998, we continued to focus our attention on the exploration of our properties which were subject to the Joint Venture Agreement between ourselves and Antares Mining and Exploration Corporation. As a direct result of the agreement, we spent a total of $3,317,571 in 1998, as compared to $1,360,495 in 1997.

Our general and administrative costs were $432,878 in 1998, as compared to $474,506 in 1997. The decrease of $41,628 or 8.7% was comprised primarily of increases and decreases in the following categories directly related to the exploration of our JD Gold-Silver property: a decrease of $33,900 in consulting fees, an increase of $13,223 in legal fees, and a decrease of $15,250 in management fees.

Our total assets were $4,718,666 in 1997, as compared to $5,633,507 in 1998, which represented an increase of $914,841 or 19.3%. Our total liabilities also increased from $34,401 in 1997 to $44,863 in 1998. Our shareholders' equity increased by $904,379 from $4,684,265 in 1997 to $5,588,644 in 1998.

LIQUIDITY

Cash used in our operating activities during 2000 was $738,606, compared to $212,130 in 1999, and $416,408 in 1998. The increase in outgoing cash flows from 1999 to 2000 was attributable to an increase in receivables ($119,461 compared to $31,745), inventory ($121,906 compared to $0), and accounts payable ($189,398 compared to $51,536). This was offset by cash provided by financing activities of $1,739,625 in 2000, $12,150 in 1999, and $1,041,788 in 1998. Cash used in investing activities for the same periods were $192,368, $184,716, and $434,852, respectively. Cash used in investing activities for 2000 consisted of expenditures on mineral properties, acquisition of capital assets and restricted term deposits. At March 31, 2000, we had a working capital surplus of $879,051, compared to $18,431 in 1999. The increased working capital surplus resulted from the sale of common stock during the 2000 fiscal year with proceeds of $1,749,325.

At the present time, we anticipate satisfying our cash requirements by generating additional revenues and seeking funding through additional public or private placements, inventory financing, or a combination of these options. Our inability to generate revenue and/or raise additional capital to fund our operations through the remainder of this year and through the next fiscal year would have a detrimental effect on the our viability and capability to pursue our two business divisions. Our ability to raise cash through the sale of additional equity may be difficult depending upon market conditions and other factors, and if available could result in additional dilution to our shareholders. In addition, we will, from time to time, consider the acquisition of or investment in complementary businesses, products, services and technologies which might impact our liquidity requirement or cause us to issue additional equity or debt securities.

CAPITAL ASSETS

Our capital assets are recorded at cost and are amortized over their estimated useful lives. We use a declining balance method per annum as follows: office equipment 30%, computer equipment 30%, and computer software 30%. As of March 31, 2000, our total cost of assets was $41,885, with total net book value of $33,473. This consisted of cost of office equipment $10,403, with net book value of $8,966; cost of computer equipment $26,893, with net book value of $21,028; and cost of computer software $4,589, with net book value of $3,479.

CANADIAN INCOME TAXES

As of March 31, 2000, we had non-capital losses carried forward for Canadian tax purposes of approximately $3,358,000. We also had various resource expenditure pools for Canadian tax purposes amounting to approximately $4,500,000 that may be carried forward indefinitely and applied against taxable income of future years.

PLAN OF OPERATION

MINERAL EXPLORATION

Due to the current price of gold, we anticipate that only a minimal amount of work will be conducted on our properties during the next twelve months. We have no foreseeable plans for our properties other than to maintain the leases and to carry out reclamation work. We estimate the cost of reclamation to be approximately $100,000. We do not anticipate that we will purchase any significant equipment for exploration activities during this time period. We anticipate retaining the services of contractors and other third parties to assist us in our exploration activities. These contractors and other third parties generally use their own equipment and labor and, therefore, we do not anticipate hiring any employees for exploration activities during the next twelve months.

Our current and future exploration activities, if any, are subject to various federal, state and local environmental laws and regulations. These laws and regulations govern the protection of the environment, prospecting, exploration, development, production, taxes, labor standards, occupational health, mine safety, toxic substances and other matters. We expect to be able to comply with these laws and do not believe that compliance will have a material adverse effect on our competitive position. We intend to obtain all licenses and permits required by all applicable regulatory agencies in connection with our exploration and reclamation activities. We intend to maintain standards of compliance consistent with contemporary industry practice.

INTERNET WEB SITES

During the fiscal year ended 2000, we enter into a number of agreements and alliances which had a positive impact on our Web sites' traffic. To date, however, they have not yet impacted sales. We believe this may be due in part to the seasonal nature of luxury items and because www.watchzone.net, which generated most of the traffic, is not an e-commerce site.

For the next twelve months, we intend to focus our resources and efforts on increasing sales and traffic on our Internet Web sites. We will continue our effort to provide superior service, extended product warranties, establish a high placement with the various search engines, create brand awareness with the intent to leverage that awareness by launching additional Web sites, and to expand into other areas which may offer a higher gross profit margin potential.

In an effort to increase sales in the short-term, we intend to complete our unique auction service to differentiate our Web site from other luxury Web sites which sell comparable items. We also believe that an auction service will appeal to our existing the customers. In the long-term, we will focus on establishing additional strategic alliances and continuing our marketing and advertising to accelerate the adoption of our brand name and services. We do not expect to purchase any significant equipment during the next twelve months, nor do we expect to hire a significant number of employees during that time period.

ADDITIONAL FUNDING

As of March 31, 2000, we had a working capital surplus of $879,051. Although we anticipate a minimal amount of work on our exploration properties during the next twelve months, exploration and reclamation are capital intensive. The cost to complete our objectives relating to the Web sites and our ongoing operation costs are also extensive. For these reasons, we believe we have sufficient working capital for the next nine (9) months.

As a result, we will need external financing implement our plan of operations. Sources of external financing may include bank borrowings and joint ventures, but will most likely be accomplished through future debt and equity offerings. We cannot assure that financing will be available to us on acceptable terms, or at all. Our failure to obtain additional financing when needed could result in delay or the indefinite postponement of one or both of our business divisions, and the possible loss of your entire investment in us.


ITEM 7.              FINANCIAL STATEMENTS.
--------------------------------------------------------------------------------

Please refer to the pages beginning with F-1.


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
--------------------------------------------------------------------------------

Not Applicable.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.
--------------------------------------------------------------------------------

EXECUTIVE OFFICERS AND DIRECTORS

The officers and directors of the Company are:

         NAME                                               AGE                  TITLE(S)
         ----                                               ---                  --------

         Alexander Vileshin                                 37                   Chief Executive Officer, President
                                                                                 and Director since August 1999

         Thomas L. Crom III                                 44                   Director since September 1996
                                                                                 Secretary since August 1999

         Michele Albo                                       40                   Director since August 1999

Our directors are elected by the shareholders and our officers are appointed annually by our board of directors. Vacancies in our board are filled by the board itself. Our officers and directors receive no compensation for their services. Set forth below are brief descriptions of the recent employment and business experience of our officers and directors.

ALEXANDER VILESHIN, CHIEF EXECUTIVE OFFICER, PRESIDENT AND DIRECTOR. Mr. Vileshin has over 18 years experience in the watch industry. From February 1981 through July 1995, Mr. Vileshin was employed by Tourneau, Inc., located in New York, New York, which is an international watch and jewelry retailer. Mr. Vileshin started with Tourneau, Inc. as a watch technician and left in 1995 as Vice-President in charge of Estate Sales. He was responsible for all estate and used watch purchases and managed over 70 individuals in three departments which had annual sales in excess of US $15 million. From 1995 until present, Mr. Vileshin has served as Vice-President, Marketing & Creative Development for Joseph Edwards Inc., which is based in New York City. At Joseph Edwards Inc., Mr. Vileshin is responsible for marketing, sales, purchasing, inventory control and management information systems. He was also responsible for the design, supervision and building of their flagship store in New York City. Mr. Vileshin attended Queens College, a school of computer science in New York City for two years and did not receive a degree. He also attended technical and trade education in courses offered by Rolex USA, Ebel, Bulova School, NAWC and Baume & Mercier.

THOMAS L. CROM III, SECRETARY AND DIRECTOR. Thomas Crom is currently a director of three public U.S. companies: Dragon Diamond Corp., a mineral exploration company with offices in Payson, Arizona, Anthem Inc., a non-active corporation with offices in Payson, Arizona, and Popmachine.com Corp., a Web site that focuses on the music industry with offices in Payson, Arizona. Mr. Crom earned a Bachelor of Science in Commerce with a major in business from Santa Clara University in 1977, and a Masters of Science from Golden Gate University in 1983. Since 1993, Mr. Crom has been a self-employed consultant and provided services to the mining industry as well as other public companies. From 1989 to 1993 he served in various senior management positions with other public companies.

MICHELE ALBO, DIRECTOR. Ms. Albo earned an Bachelor of Arts from the State University at Buffalo in 1982. Ms. Albo has over 15 years experience in the watch and jewelry industry. From 1989 through 1997, Ms. Albo was a manager at Tourneau, Inc. in the watch accessories division which had annual revenues in excess of US $5,000,000 per year. She was responsible for inventory, distribution and importing, and hiring, training and supervising a staff of 40 individuals. From 1997 to present, Ms. Albo has been a self employed consultant to the watch and jewelry industry.

CONFLICTS OF INTEREST

Members of our management are associated with other firms involved in a range of business activities. Consequently, there are potential inherent conflicts of interest in their acting as officers and directors of our company. Insofar as the officers and directors are engaged in other business activities, we anticipate they will devote only a minor amount of time to our affairs.

Our officers and directors are now and may in the future become shareholders, officers or directors of other companies which may be formed for the purpose of engaging in business activities similar to us. Accordingly, additional direct conflicts of interest may arise in the future with respect to such individuals acting on behalf of us or other entities. Moreover, additional conflicts of interest may arise with respect to opportunities which come to the attention of such individuals in the performance of their duties or otherwise. We do not currently have a right of first refusal pertaining to opportunities that come to our attention and may relate to our business operations.

Our officers and directors are, so long as they are our officers or directors, subject to the restriction that all opportunities contemplated by our plan of operation which come to their attention, either in the performance of their duties or in any other manner, will be considered opportunities of, and be made available to us and the companies that they are affiliated with on an equal basis. A breach of this requirement will be a breach of the fiduciary duties of the officer or director. If we or the companies in which the officers and directors are affiliated with both desire to take advantage of an opportunity, then said officers and directors would abstain from negotiating and voting upon the opportunity. However, all directors may still individually take advantage of opportunities if we should decline to do so. Except as set forth above, we have not adopted any other conflict of interest policy with respect to such transactions.

As of March 31, 2000, we did not have any standing audit, nominating, or compensation committees of our board of directors.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Until the fiscal year ended March 31, 2000, we were considered a "foreign private issuer" and filed reports with the Securities and Exchange Commission on that basis. As a "foreign private issuer," we were not subject to certain sections of the Securities Exchange Act of 1934, including Section 16.

Beginning with this annual report on Form 10-KSB for the fiscal year ended March 31, 2000, we are no longer filing as a "foreign private issuer." Accordingly, we are subject to Section 16. Section 16(a) of the Securities Exchange Act of 1934 requires our officers and directors, and persons who own more than 10% of a registered class of our equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and greater than 10% percent shareholders are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file. To our knowledge, these reports have not been filed.


ITEM 10.             EXECUTIVE COMPENSATION.
--------------------------------------------------------------------------------

EXECUTIVE COMPENSATION

The following table sets forth information the remuneration for our officers and directors during the last three fiscal years:

                                                                                                             NUMBER OF SECURITIES
                                                                                                                  UNDERLYING
        NAME OF INDIVIDUAL                   Capacities in Which                      AGGREGATE               WARRANTS & OPTIONS
       OR IDENTITY OF GROUP               REMUNERATION WAS RECEIVED                  REMUNERATION                  GRANTED
       --------------------               -------------------------                  ------------                  -------

Alexander Vileshin                           Director & President                    $46,090 (1)<F1>               800,000

Michele Albo                                       Director                          $23,700 (2)<F2>               450,000

Thomas L. Crom III                           Director & Secretary                     $50,607(3)<F3>               600,000

<F1>
(1) Under an agreement dated March 5, 1999 with Watch Central Corporation, a company controlled by Mr. Vileshin, Watch Central Corporation provides consulting services in exchange for US$3,000 per month, plus reasonable expenses. In addition, we pay Watch Central Corporation US$2,000 per month in rent. We paid Watch Central Corporation a total of $46,090 during the fiscal year 2000.

<F2>
(2) Under an oral agreement with Ms. Albo, she provides consulting services in exchange for a compensation based on her time not to exceed US$1,500 per month, plus reasonable expenses. We paid Ms. Albo a total of $23,700 during the fiscal year 2000.

<F3>
(3) Under an oral agreement with Mr. Crom III, he provides consulting services in exchange for compensation based on his time which ranges between US$1,000 to US$3,500 per month, plus reasonable expenses. We paid Mr. Crom III a total of $24,435 during the fiscal year 2000, a total of $26,172 in 1999.

Other than the above, we do not pay monetary compensation to our officers and directors, nor do we compensate our directors for attendance at meetings. We do reimburse our officers and directors for reasonable expenses incurred during the course of their performance. There are no employment agreements with any of our executive officers, and we have no longer-term incentive or medical reimbursement plans. We anticipate offering some form of incentive-based monetary compensation in the future.

STOCK OPTION PLANS

On August 20, 1999, we established a new stock option plan. Under the plan, our board of directors may from time to time grant up to 2,750,000 options to purchase shares of our common stock. The options may be granted to our officers, directors, employees or consultants. The maximum term of any option is five years, and the exercise price may not be less than the closing price on The Canadian Venture Exchange on the last trading day preceding the grate date, subject to any allowable discount, or $0.10 per share. As of March 31, 2000, we granted a total of 2,481,000 options, leaving 269,000 options available under the plan. All options granted prior to August 20, 1999 were rolled into the new stock option plan.

The following table provides certain option, warrant and rights information (whether vested or not) as to the officers and directors individually, and as a group, as of March 31, 2000:


                                             TITLE OF             NUMBER OF           DATE         EXERCISE PRICE
NAME OF HOLDER                              SECURITIES           SECURITIES         OF GRANT          IN CDN $       EXPIRATION DATE
--------------                              ----------           ----------         --------          --------       ---------------

Alexander Vileshin                           Options               314,000          03/05/99            $0.77           03/05/04
   Director & President                                            50,000           06/01/99            $1.03           06/01/04
                                                                   436,000          09/30/99            $1.78           09/30/04

Michele Albo                                 Options               100,000          08/16/99            $1.73           08/16/04
   Director                                                        350,000          09/30/99            $1.78           09/30/04


Thomas L. Crom                               Options               600,000          08/16/99            $2.58           08/16/04
   Director & Secretary

Officers & directors as a group              Options              1,850,000
(3 persons)

ITEM 11.             SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                     MANAGEMENT.
--------------------------------------------------------------------------------


The following table sets forth information, as of October 25, 2000, with respect to the beneficial ownership of our common stock by each person known by us to be the beneficial owner of more than five percent of the outstanding common stock and by our directors and officers, both individually and as a group:


BENEFICIAL OWNERS                                       SHARES OWNED BENEFICIALLY                   PERCENT OF CLASS(1)<F1>

CDS & CO (NCI)                                                  5,955,181                                  36.7%
P.O. Box 1038 STN A
25 The Esplande
Toronto, Ontario M5W 1G5
Canada

CEDE & CO.                                                      9,397,790                                  57.9%
P.O. Box 20
Bowling Green Station
New York, New York 10004

Thomas L. Crom III                                              635,000(2)<F2>                              3.8%
P.O. Box 9
Payson, Arizona 85547-0009

Michele Albo                                                    515,000(3)<F3>                              3.1%
2720 Hancock Creek Road
West Palm Beach, Florida  33411

Alexander Vileshin                                              831,500(4)<F4>                              4.9%
235 E. 40th Street, Apt. 34II
New York, New York 10016

Officers and Directors as a group                              1,981,500(5)<F5>                            11.0%
(3 persons)

------------------

<F1>
(1) Percentages are based on 16,217,202 shares of common stock outstanding as of October 25, 2000. Where the persons listed on this table have the right to obtain additional shares of common stock within 60 days from October 25, 2000, these additional shares are deemed to be outstanding for the purpose of computing the percentage of class owned by such persons, but are not deemed to be outstanding for the purpose of computing the percentage of any other person.

<F2>
(2)        Includes 600,000 shares issuable upon exercise of stock options.

<F3>
(3)        Includes 450,000 shares issuable upon exercise of stock options.

<F4>
(4)        Includes 800,000 shares issuable upon exercise of stock options.

<F5>
(5)        Includes 1,850,000 shares issuable upon exercise of stock options.


ITEM 12.             CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
--------------------------------------------------------------------------------


Other than as disclosed below, none of our present directors, officers or principal shareholders, nor any family member of the foregoing, nor, to the best of our information and belief, any of our former directors, senior officers or principal shareholders, nor any family member of such former directors, officers or principal shareholders, has or had any material interest, direct or indirect, in any transaction, within the two years prior to the date of this report, or in any proposed transaction which has materially affected or will materially affect us.

HENRY MEYER, FORMER PRESIDENT AND CHIEF EXECUTIVE OFFICER. In February 1998, invoices totaling $87,962 were discovered to have been improperly submitted and paid a company controlled by Mr. Meyer. We disallowed those invoices, Mr. Meyer resigned, and the money was subsequently returned to us. We have since implemented financial controls which require the approval of at least two directors or officers before our checks can be issued.

DONALD NICHOLSON, FORMER DIRECTOR AND CHIEF EXECUTIVE OFFICER. Under an agreement dated March 5, 1998, MTI Holdings, a company controlled by Mr. Donaldson, provides management services in exchange for $5,000 per month, plus reasonable expenses. As of March 31, 2000, we have paid a total of $78,300.

ROBERT G. MCMORRAN, FORMER DIRECTOR. Under an agreement dated August 27, 1998, Malaspina Consultants Inc., a company controlled by Mr. McMorran, provides accounting, administrative, investor relations and financial consulting services in exchange for $4,000 per month, plus reasonable expenses. We also pay Malaspina Consultants Inc. $850 per month as rent. As of March 31, 2000, we have paid a total of $83,485.

         The following table provides certain option information of Robert McMorran as of March 31, 2000:

                  NUMBER OF SHARES               GRANT DATE          EXERCISE PRICE                 EXPIRATION DATE
                  ----------------               ----------          --------------                 ---------------
                  64,000                         09/30/99            Cdn$0.76                       09/30/04

ALEXANDER VILESHIN, DIRECTOR, PRESIDENT AND CEO. Under an agreement dated March 5, 1999, Watch Central Corporation, a company controlled by Mr. Vileshin, provides consulting services in exchange for US$3,000 per month, plus reasonable expenses. We also pay Watch Central Corporation US$2,000 per month as rent. We have paid a total of $46,090 during fiscal year 2000.

         The following table provides certain option information of Mr. Vileshin as of March 31, 2000:

                  NUMBER OF SHARES               GRANT DATE          EXERCISE PRICE                 EXPIRATION DATE
                  ----------------               ----------          --------------                 ---------------
                  314,000                         03/05/99           Cdn$0.77                       03/05/04
                  50,000                          06/01/99           Cdn$1.03                       06/01/04
                  436,000                         09/30/99           Cdn$1.78                       09/30/04

WATCH CENTRAL CORPORATION. On March 5, 1999, we entered into a letter of intent with Watch Central Corporation and Timebeat.com Inc., our wholly owned non-public subsidiary which we incorporated in the Sate of Nevada on March 17, 1999. Under the letter of intent, we paid Watch Central Corporation U.S.$50,000 in exchange for its services to design, develop, beta test and implement an e-commerce Web site that would market, sell and repair fine gold jewelry and watches. We also pay Watch Central Corporation U.S.$3,000 a month for consulting services and U.S.$2,000 a month for rent. Watch Central Corporation subsequently became an affiliate as Alexander Vileshin is an officer and director of us and Watch Central Corporation.

THOMAS L. CROM III, DIRECTOR AND SECRETARY. Under an oral agreement, Mr. Crom III provides consulting services in exchange for compensation based on his time which ranges between US$1,000 to US$3,500 per month, plus reasonable expenses. We have paid Mr. Crom III a total of $24,435 during fiscal year 2000, and a total of $26,172 in 1999.

         The following table provides certain option information of Mr. Crom III as of March 31, 2000:

                  NUMBER OF SHARES               GRANT DATE          EXERCISE PRICE                 EXPIRATION DATE
                  ----------------               ----------          --------------                 ---------------
                  600,000                        09/30/99            Cdn$0.76                       09/30/04

MICHELLE ALBO, DIRECTOR. Under an oral agreement, Ms. Albo provides consulting services in exchange for compensation based on her time not to exceed US$1,500 per month, plus reasonable expenses. We have paid Ms. Albo a total of $23,700 during fiscal year 2000.

         The following table provides certain option information of Ms. Albo as of March 31, 2000:

                  NUMBER OF SHARES               GRANT DATE          EXERCISE PRICE                 EXPIRATION DATE
                  ----------------               ----------          --------------                 ---------------
                  100,000                        08/16/99            Cdn$1.73                       08/16/04
                  350,000                        09/30/99            Cdn$1.78                       09/30/04


ITEM 13.             EXHIBITS AND REPORTS ON FORM 8-K.
--------------------------------------------------------------------------------

(A)        EXHIBITS:

     REGULATION                                                                                            CONSECUTIVE
     S-B NUMBER                                EXHIBIT                                                     PAGE NUMBER

        3.1          Certificate of Name Change and Ordinary and Special Resolution.                          n/a(1)<F1>
        3.2          Certificate of Incorporation and Memorandum.                                             n/a(1)<F1>
        4.1          VSE acceptance dated January 3, 1996 of Private Placement announced                      n/a(1)<F1>
                     October 25, 1994.
        4.2          VSE acceptance dated January 9, 1996 of Private Placement announced                      n/a(1)<F1>
                     November 5, 1995 and November 23, 1996.
        4.3          VSE acceptance dated June 6, 1997 of Private Placement announced                         n/a(1)<F1>
                     February 2, 1997.
        4.4          Sample Purchase Warrants.                                                                n/a(1)<F1>
        4.5          Sample Purchase Options.                                                                 n/a(1)<F1>
       10.1          Letter Agreement dated October 10, 1993 between the Company and                          n/a(1)<F1>
                     Energex Minerals Ltd. regarding the JD Property (Amendment).
       10.2          Agreement dated July 7, 1994 between the Company and Floralynn                           n/a(1)<F1>
                     Investments Ltd.
       10.3          Letter Agreement dated September 30, 1994 between the Company and                        n/a(1)<F1>
                     Energex Minerals Ltd.
       10.4          Letter Agreement dated April 13, 1995 between the Company and David                      n/a(1)<F1>
                     Ford.
       10.5          Consulting Agreement dated September 15, 1995 between the Company and                    n/a(1)<F1>
                     Founder's Group Management Ltd.
       10.6          Agreement dated January 10, 1996 between the Company and Energex                         n/a(1)<F1>
                     Minerals Ltd.
       10.7          Agreement dated June 14, 1996 between the Company and Energex Minerals                   n/a(1)<F1>
                     Ltd.
       10.8          Agreement dated December 6, 1996 between the Company and Cheni                           n/a(1)<F1>
                     Resources Inc. and Meota Resources Corp.
       10.9          Joint Venture Agreement dated August 1, 1997 between the Company and                     n/a(1)<F1>
                     Antares Mining and Exploration Corporation.
       10.10         Minerals Property Earn-In Agreement dated July 17, 1997                                  n/a(1)<F1>
                     between the Company and Antares Mining and
                     Exploration Corporation.





     REGULATION                                                                                            CONSECUTIVE
     S-B NUMBER                                EXHIBIT                                                     PAGE NUMBER

       10.11         1994 Drilling Results.                                                                   n/a(1)<F1>
       10.12         1995 Drilling Results.                                                                   n/a(1)<F1>
       10.13         1996 Drilling Results.                                                                   n/a(1)<F1>
       10.14         Maps of the Company's Properties.                                                        n/a(1)<F1>
       10.15         Flow-Through Funding and Renunciation Agreement dated May 10, 1996                       n/a(1)<F1>
                     between the Company and Henry A. Meyer.
       10.16         Flow-Through Funding and Renunciation Agreement dated May 10, 1996                       n/a(1)<F1>
                     between the Company and John Peterson.
       10.17         Flow-Through Funding and Renunciation Agreement dated May 10, 1996                       n/a(1)<F1>
                     between the Company and Kenneth A. Thompson.
       10.18         Flow-Through Funding and Renunciation Agreement dated December 21,                       n/a(1)<F1>
                     1995 between the Company and Sandy Lynn Gammon.
       10.19         Flow-Through Funding and Renunciation Agreement dated December 21,                       n/a(1)<F1>
                     1995 between the Company and Lorraine McWilliams.
       10.20         Flow-Through Funding and Renunciation Agreement dated December 21,                       n/a(1)<F1>
                     1995 between the Company and Thomas Mitchell.
       10.21         Flow-Through Funding and Renunciation Agreement dated December 21,                       n/a(1)<F1>
                     1995 between the Company and Janet Thompson.
       10.22         Flow-Through Funding and Renunciation Agreement dated December 21,                       n/a(1)<F1>
                     1995 between the Company and Olza Tien.
       10.23         Stock Option Plan dated August 29, 1999.                                                 (2)<F2>
       10.24         Letter of Intent dated March 5, 1999, between the Company, Watch Central                 (2)<F2>
                     Corporation and Timebeat.com Inc.
       10.25         Agreement dated December 14, 1999 between the Company, Watchzone.net                     (2)<F2>
                     Inc., the management of Watchzone.net Inc., and Timebeat.com Inc.
        27           Financial Data Schedule                                                                  53

---------------------

<F1>
(1)        Incorporated by reference to our Annual Report on Form 20-F for the fiscal year ended March 31, 1999, file
           no. 0-29260.
<F2>
(2)        To be filed by amendment.

(B)        REPORTS ON FORM 8-K:  None.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            TIMEBEAT.COM ENTERPRISES, INC.



Dated: October 30, 2000                     By: /s/ Alexander Vileshin
                                                -------------------------------
                                                Alexander Vileshin, President

In accordance with the Securities Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                                                     Title                                              Date

                                                              Chief Executive Officer, President and
                                                              Director (Principal Executive and
/s/ Alexander Vileshin                                        Accounting Officer)                                October 30, 2000
---------------------------------------------------------
Alexander Vileshin

                                                              Director, Secretary and Principal
/s/ Thomas L. Crom                                            Financial Officer                                  October 30, 2000
---------------------------------------------------------
Thomas L. Crom


/s/ Michele Albo                                              Director                                           October 30, 2000
---------------------------------------------------------
Michele Albo

                          TIMEBEAT.COM ENTERPRISES INC.
                       (formerly AGC Americas Gold Corp.)

                        CONSOLIDATED FINANCIAL STATEMENTS
                         (Expressed in Canadian dollars)

                                AUDITORS' REPORT

To:      The Shareholders of
         Timebeat.Com Enterprises Inc.
         (Formerly AGC Americas Gold Corp.)


We have audited the consolidated balance sheet of TIMEBEAT.COM ENTERPRISES INC. (FORMERLY AGC AMERICAS GOLD CORP.) as at March 31, 2000 and March 31, 1999 and the consolidated statements of operations, deficit, cash flows and consolidated changes in shareholders' equity (deficiency) for the years ended March 31, 2000, March 31, 1999 and March 31, 1998 and for the period from April 1, 1993 to March 31, 2000. These financial statements, expressed in Canadian dollars, are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with Canadian generally accepted auditing standards. Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.

In our opinion, these consolidated financial statements present fairly, in all material respects, the financial position of the Company as at March 31, 2000 and March 31, 1999 and the results of its operations, cash flows and changes in shareholders' equity (deficiency) for the years ended March 31, 2000, March 31, 1999 and March 31, 1998 and for the period from April 1, 1993 to March 31, 2000 in accordance with Canadian generally accepted accounting principles. As required by British Columbia Company Act, we report that, in our opinion, these principles have been applied on a consistent basis.

Canadian generally accepted accounting principles vary in certain significant respects from accounting principles generally accepted in the United States. Application of accounting principles generally accepted in the United States would have affected results of operations for each of the years in the three year period ended March 31, 2000 and assets and shareholders' equity as at March 31, 2000 and March 31, 1999 to the extent summarized in Note 13 to the financial statements.

                                                    /s/ CAMPBELL, SAUNDERS & CO.

                                                         CAMPBELL SAUNDERS & CO.
                                                           CHARTERED ACCOUNTANTS

Vancouver, B.C.
August 14, 2000

                    COMMENTS BY AUDITORS' FOR U.S. READERS ON
                       CANADIAN-U.S. REPORTING DIFFERENCE

In the United States, reporting standards for auditors require the addition of an explanatory paragraph (following the opinion paragraph) when the financial statements are affected by conditions and events that cast substantial doubt on the Company's ability to continue as a going concern, such as those described in
Note 1. Our report to the shareholders is expressed in accordance with Canadian Reporting standards which do not permit a reference to such events and conditions in the auditor's report when these are adequately disclosed in the financial statements.

                                                   /s/  CAMPBELL, SAUNDERS & CO.
                                                         CAMPBELL SAUNDERS & CO.
                                                           CHARTERED ACCOUNTANTS

Vancouver, B.C.
August 14, 2000

               MANAGEMENT'S RESPONSIBILITY FOR FINANCIAL REPORTING




The accompanying financial statements and related data are the responsibility of management. Management is responsible for ensuring that the financial statements are prepared in accordance with generally accepted accounting principles.

The integrity of the financial reporting process is also the responsibility of management. Management maintains systems of internal controls designed to provide reasonable assurance that transactions are authorized, assets are safeguarded, and reliable financial information is produced. Management selects accounting principles and methods that are appropriate to the Company's circumstances, and makes decisions affecting the measurement of transactions in which estimates or judgements are required to determine the amounts reported.

The Board of Directors is responsible for ensuring that management fulfils its responsibilities for financial reporting. The Board has responsibility for reviewing and approving the financial statements.

The Audit Committee has responsibility for reviewing the annual financial statements and the external auditors' report and recommending the annual financial statements to the board of directors for approval.

The external auditors audit the financial statements annually on behalf of the shareholders. The external auditors have free access to management, and the Audit Committee.






/s/Thomas Crom
-------------------------
Thomas Crom III, Director

TIMEBEAT.COM ENTERPRISES INC.
(FORMERLY AGC AMERICAS GOLD CORP.)

(EXPRESSED IN CANADIAN DOLLARS)


CONSOLIDATED BALANCE SHEETS
As at March 31, 2000 and 1999                                                       2000                          1999
------------------------------------------------------------------------------------------------------------------------

ASSETS

Current assets
    Cash and cash equivalents                                               $    861,299                  $     52,648
    Accounts receivable                                                          181,643                        62,182
    Inventory                                                                    121,906                             -
------------------------------------------------------------------------------------------------------------------------
                                                                               1,164,848                       114,830

Restricted term deposits (Note 3)                                                205,000                             -
Deferred exploration costs (Note 4 and Schedules)                              4,947,942                     4,990,630
Capital assets (Note 5)                                                           33,473                         9,085
------------------------------------------------------------------------------------------------------------------------
                                                                            $  6,351,263                  $  5,114,545
========================================================================================================================

LIABILITIES

Current liabilities
     Accounts payable and accrued liabilities                               $    285,797                  $     96,399
------------------------------------------------------------------------------------------------------------------------

CONTINGENCIES AND COMMITMENTS (NOTE 7)

NATURE AND CONTINUANCE OF OPERATIONS (NOTE 1)

SHAREHOLDERS' EQUITY

Capital stock (Note 6)                                                        13,510,163                    11,770,538

Common shares,  no par value
     2000, 100,000,000 authorized, 16,217,202 issued
     1999, 100,000,000 authorized, 14,052,917 issued

Deficit                                                                       (7,444,697)                   (6,752,392)
------------------------------------------------------------------------------------------------------------------------
                                                                               6,065,466                     5,018,146
------------------------------------------------------------------------------------------------------------------------
                                                                            $  6,351,263                  $  5,114,545
========================================================================================================================




Approved by the Directors:


/s/ Thomas L. Crom                             /s/    Michele Albo
Director                                       Director

TIMEBEAT.COM ENTERPRISES INC.
(FORMERLY AGC AMERICAS GOLD CORP)
(EXPRESSED IN CANADIAN DOLLARS)

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS'
EQUITY (DEFICIENCY)

                                                                                COMMON
                                                                                SHARES
                                                            NUMBER OF         ISSUED AND          DEFICIT
                                                              SHARES          FULLY PAID        ACCUMULATED           TOTAL

BALANCE-MARCH 31, 1993                                     11,774,415         $3,488,844        $(4,037,827)      $  (548,983)

Shares issued during the year                                       -                  -                  -                 -

Share issue costs                                                   -            (31,485)                 -           (31,485)

Loss for the year                                                  -                   -            (94,044)          (94,044)
------------------------------------------------------------------------------------------------------------------------------

BALANCE-MARCH 31, 1994                                     11,774,415          3,457,359         (4,131,871)         (674,512)
==============================================================================================================================

May 17, 1994 cancelled prior to share
 consolidation former performance
 and principal's escrow shares                             (3,637,500)                 -                  -                 -
------------------------------------------------------------------------------------------------------------------------------

May 17, 1994 share consolidation of
 5 (old) for 1 (new)                                       (6,509,532)                 -                  -                 -
------------------------------------------------------------------------------------------------------------------------------

Issued for cash
    On exercise of agents warrants                            344,000             86,000                  -            86,000
    On exercise of options                                    190,000            107,000                  -           107,000
    By way of statement of material facts                   1,840,000            460,000                  -           460,000
    For performance escrow shares                             375,000              3,750                  -             3,750
    By way of private placements                            1,421,300            737,278                  -           737,278
------------------------------------------------------------------------------------------------------------------------------

                                                            4,170,300          1,394,028                  -         1,394,028

Issued for fiscal agency fees                                 120,000             37,025                  -            37,025

Issued for acquisition of mineral
 properties                                                   355,500            145,875                  -           145,875

Issued for settlement of debt                                 637,486            473,615                  -           473,615

Issued for finders fee                                         20,000             11,000                  -            11,000
------------------------------------------------------------------------------------------------------------------------------

Total issued during the year                                5,303,286          2,061,543                  -         2,061,543

Share issue costs                                                   -           (109,095)                 -          (109,095)
------------------------------------------------------------------------------------------------------------------------------

                                                            5,303,286          1,952,448                  -         1,952,448
------------------------------------------------------------------------------------------------------------------------------

Loss for the year                                                   -                  -           (324,806)         (324,806)
------------------------------------------------------------------------------------------------------------------------------

BALANCE-MARCH 31, 1995                                      6,930,669          5,409,807         (4,456,677)          953,130
------------------------------------------------------------------------------------------------------------------------------

TIMEBEAT.COM ENTERPRISES INC.
(FORMERLY AGC AMERICAS GOLD CORP)
(EXPRESSED IN CANADIAN DOLLARS)

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS'
EQUITY (DEFICIENCY)

                                                                             COMMON
                                                                             SHARES
                                                          NUMBER OF         ISSUED AND         DEFICIT
                                                            SHARES          FULLY PAID       ACCUMULATED          TOTAL

Issued for cash
    On exercise of agents warrants                             6,000             1,500               -              1,500
    On exercise of options                                   744,100           551,456               -            551,456
    On exercise of warrants                                1,011,250           505,037               -            505,037
    By way of private placements                           1,590,700         1,559,142               -          1,559,142
---------------------------------------------------------------------------------------------------------------------------
                                                           3,352,050         2,617,135               -          2,617,135
Issued for acquisition of mineral
 properties                                                  110,000           237,600               -            237,600
Issued for finders fees                                        8,258            12,800               -             12,800
---------------------------------------------------------------------------------------------------------------------------
Total issued during the year                               3,470,308         2,867,535               -          2,867,535

Share issue costs                                          -                   (84,659)              -            (84,659)
---------------------------------------------------------------------------------------------------------------------------
                                                           3,470,308         2,782,876               -          2,782,876
---------------------------------------------------------------------------------------------------------------------------

Loss for the year                                          -                 -                 (484,027)         (484,027)
---------------------------------------------------------------------------------------------------------------------------

BALANCE-MARCH 31, 1996                                    10,400,977         8,192,683       (4,940,704)        3,251,979
===========================================================================================================================

Issued for cash
    On exercise of options                                   342,900           333,204               -            333,204
    On exercise of warrants                                  556,150           497,156               -            497,156
    By way of private placements                             805,390         1,071,949               -          1,071,949
---------------------------------------------------------------------------------------------------------------------------
                                                           1,704,440         1,902,309               -          1,902,309
Issued for acquisition of mineral
 properties                                                  200,000           296,000               -            296,000
---------------------------------------------------------------------------------------------------------------------------
Total issued during the year                               1,904,440         2,198,309               -          2,198,309
Share issue costs                                                  -            (9,892)              -             (9,892)
---------------------------------------------------------------------------------------------------------------------------

                                                           1,904,440         2,188,417               -          2,188,417
---------------------------------------------------------------------------------------------------------------------------

Loss for the year                                                  -                 -         (756,131)         (756,131)
---------------------------------------------------------------------------------------------------------------------------

BALANCE-MARCH 31, 1997                                    12,305,417        10,381,100       (5,696,835)        4,684,265
===========================================================================================================================

Issued for cash
    By way of private placements                           1,250,000         1,062,000               -          1,062,000
Issued for finders fees                                      152,500           152,500               -            152,500
Issued for acquisition of mineral
 Properties                                                  200,000           208,000               -            208,000
----------------------------------------------------------------------------------------------------------------------------

Total issued during the year                               1,602,500         1,422,500               -          1,422,500
Share issue costs                                                  -           (65,212)              -            (65,212)
----------------------------------------------------------------------------------------------------------------------------
                                                           1,602,500         1,357,288               -          1,357,288
----------------------------------------------------------------------------------------------------------------------------
Loss for the year                                                  -                 -         (452,909)         (452,909)
----------------------------------------------------------------------------------------------------------------------------

BALANCE-MARCH 31, 1998                                    13,907,917        11,738,388       (6,149,744)        5,588,644
============================================================================================================================

TIMEBEAT.COM ENTERPRISES INC.
(FORMERLY AGC AMERICAS GOLD CORP)
(EXPRESSED IN CANADIAN DOLLARS)

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS'
EQUITY (DEFICIENCY)


                                                                             COMMON
                                                                             SHARES
                                                         NUMBER OF         ISSUED AND         DEFICIT
                                                          SHARES           FULLY PAID       ACCUMULATED          TOTAL


Issued for cash
    On exercise of options                                  45,000             12,150               -             12,150

Issued for acquisition of mineral
 properties                                                100,000             20,000               -             20,000
---------------------------------------------------------------------------------------------------------------------------

Total issued during the year                               145,000             32,150               -             32,150
---------------------------------------------------------------------------------------------------------------------------

Loss for the year                                                -                  -         (602,648)         (602,648)
---------------------------------------------------------------------------------------------------------------------------

BALANCE-MARCH 31, 1999                                  14,052,917         11,770,538       (6,752,392)        5,018,146
===========================================================================================================================

Issued for cash
    On exercise of options                                 988,000            721,500                -           721,500
    On exercise of warrants                                738,000            681,580                -           681,580
    On private placement                                   438,285            336,545                -           336,545
---------------------------------------------------------------------------------------------------------------------------

Total issued during the year                             2,164,285          1,739,625                -         1,739,625
---------------------------------------------------------------------------------------------------------------------------

Loss for the year                                                -                  -         (692,305)         (692,305)
---------------------------------------------------------------------------------------------------------------------------

BALANCE-MARCH 31, 2000                                  16,217,202        $13,510,163      $(7,444,697)       $6,065,466
===========================================================================================================================



TIMEBEAT.COM ENTERPRISES INC.
(FORMERLY AGC AMERICAS GOLD CORP.)

(EXPRESSED IN CANADIAN DOLLARS)

CONSOLIDATED STATEMENTS OF OPERATIONS AND DEFICIT

                                                       Cumulative                           Years ended March 31,
---------------------------------------------------------------------------------------------------------------------------------
                                                        1994-2000                 2000                1999                   1998
                                                        (Note 1)
---------------------------------------------------------------------------------------------------------------------------------
REVENUE

   Sales                                            $     207,522        $     207,522         $         -           $          -
----------------------------------------------------------------------------------------------------------------------------------

COSTS OF GOODS SOLD                                       205,364              205,364                   -                      -
----------------------------------------------------------------------------------------------------------------------------------

GROSS MARGIN                                                2,158                2,158                   -                      -
----------------------------------------------------------------------------------------------------------------------------------

GENERAL AND ADMINISTRATIVE EXPENSES

   Advertising                                            126,505              126,505                   -                      -
   Amortization                                            10,195                5,667               2,054                    855
   Audit and accounting                                   100,863               10,300              13,003                 22,750
   Brochures and printing                                  84,396                    -                 662                 18,694
   Consulting (Note 8(b))                                 357,669              120,127              17,720                 26,100
   Foreign exchange loss                                   17,507               17,682                   -                      -
   Interest and bank charges                               19,055                1,167                 557                    647
   Legal                                                  218,511               21,593              30,570                 47,882
   Management fees (Note 8(b))                            256,685               76,835              75,100                 44,750
   Office, secretarial and administration                 257,123               22,589              34,894                 70,271
   Rent                                                   195,724               38,614              16,207                 34,598
   Salaries and wages                                      35,439               35,439                   -                      -
   Telephone, fax and utilities                           147,974               20,863              16,816                 25,305
   Transfer agent and regulatory fees                     128,941               17,741              15,044                 18,023
   Travel, marketing and investor relations               744,739              135,178              28,336                123,003
   Website development                                     59,299               59,299                   -                      -
----------------------------------------------------------------------------------------------------------------------------------
                                                        2,760,625              709,599             250,963                432,878
----------------------------------------------------------------------------------------------------------------------------------

LOSS BEFORE OTHER ITEMS                                (2,758,467)            (707,441)           (250,963)              (432,878)

OTHER ITEMS
   Interest income                                         72,438               15,136              14,530                 16,376
   Deferred exploration costs written-off                (692,906)                   -            (366,215)               (36,407)
   Settlement of dispute                                  (27,764)                   -                   -                      -
----------------------------------------------------------------------------------------------------------------------------------

NET  LOSS                                              (3,406,699)            (692,305)           (602,648)              (452,909)
DEFICIT - BEGINNING OF PERIOD                          (4,037,827)          (6,752,392)         (6,149,744)            (5,696,835)
----------------------------------------------------------------------------------------------------------------------------------

DEFICIT - END OF PERIOD                             $  (7,444,526)       $  (7,444,697)        $(6,752,392)          $ (6,149,744)
==================================================================================================================================

LOSS PER SHARE                                                           $      (0.044)        $    (0.043)          $     (0.035)
==================================================================================================================================

WEIGHTED AVERAGE NUMBER OF SHARES                                           15,645,918          13,933,067             12,912,753
==================================================================================================================================

TIMEBEAT.COM ENTERPRISES INC.
(FORMERLY AGC AMERICAS GOLD CORP.)

(EXPRESSED IN CANADIAN DOLLARS)

CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                          Cumulative                             Years ended March 31,
----------------------------------------------------------------------------------------------------------------------------------
                                                           1994-2000                 2000                 1999                1998
                                                            (NOTE 1)
----------------------------------------------------------------------------------------------------------------------------------

CASH PROVIDED BY (USED FOR) OPERATING ACTIVITIES

Net loss                                              $   (3,406,699)       $    (692,305)        $   (602,648)       $  (452,909)

Items not affecting cash
    Amortization                                              10,195                5,667                2,054                855
    Deferred exploration costs written-off                   692,606                    -              366,215             36,407
----------------------------------------------------------------------------------------------------------------------------------
                                                          (2,703,898)            (686,638)            (234,379)          (415,647)
Cash provided by (used for) changes in working
    capital items (Note 9(a))                               (115,987)             (51,968)              22,249               (761)
----------------------------------------------------------------------------------------------------------------------------------
                                                          (2,819,885)            (738,606)            (212,130)          (416,408)
----------------------------------------------------------------------------------------------------------------------------------

CASH PROVIDED BY (USED FOR) FINANCING ACTIVITIES

Proceeds on issuance of common shares (Note 9(b))          8,736,947            1,749,325               12,150          1,062,000
Share issue costs                                           (204,218)              (9,700)                   -            (20,212)
Decrease in due to related parties                          (160,615)                   -                    -                  -
Increase in loans and other payables                         158,550                    -                    -                  -
----------------------------------------------------------------------------------------------------------------------------------
                                                           8,530,664            1,739,625               12,150          1,041,788
----------------------------------------------------------------------------------------------------------------------------------

CASH PROVIDED BY (USED FOR) INVESTING ACTIVITIES

Proceeds on sale of capital assets                            23,306                    -                    -                  -
Expenditures on mineral properties - net (Note            (4,715,873)             (47,312)            (336,294)          (434,501)

    9(b))
Acquisition of capital assets                                (43,840)             (30,056)              (8,422)              (351)
Restricted term deposits                                    (115,000)            (115,000)             160,000                  -
----------------------------------------------------------------------------------------------------------------------------------
                                                          (4,851,407)            (192,368)            (184,716)          (434,852)
----------------------------------------------------------------------------------------------------------------------------------

CHANGE IN CASH AND CASH EQUIVALENTS                          859,372              808,651             (384,696)           190,528

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD                1,927               52,648              437,344            246,816
----------------------------------------------------------------------------------------------------------------------------------

CASH AND CASH EQUIVALENTS - END OF PERIOD             $      861,299        $     861,299         $     52,648        $   437,344

==================================================================================================================================




SUPPLEMENTAL DISCLOSURE FOR NON-CASH OPERATING, INVESTING AND FINANCING ACTIVITIES (NOTE 9).

TIMEBEAT.COM ENTERPRISES INC.
(FORMERLY AGC AMERICAS GOLD CORP.)


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED MARCH 31, 2000, 1999 AND 1998
-----------------------------------------
(Expressed in Canadian Dollars)

1.   NATURE OF OPERATIONS

The Company was a dormant enterprise that was reactivated during the year ended March 31, 1994 to undertake exploration stage activities. The disclosure of cumulative amounts required under United States accounting principles is from the inception of the exploration stage activities following reactivation and is for the years ended March 31, 1994 to March 31, 2000, inclusive.

In March 1999, the Company executed a letter of intent with Watch Central Corporation ("WCC") of New York City pursuant to which WCC agreed to design, develop, beta test and implement an E-commerce website that markets, sells and repairs fine gold jewelry and watches. The website is owned by Timebeat.com Inc., a private Nevada company, wholly-owned by the Company.

The Company expects that for the near term its operating activities will be primarily focused on this new business venture. The Company intends to maintain ownership of its mineral property portfolio to the extent possible pending an eventual upturn in commodities markets and junior resource markets.

The Company's principal business activities have included exploring its mineral properties and during the year ended March 31, 2000 were diversified to include participation in an Internet e-commerce venture, Timebeat.com Inc. These consolidated financial statements of the Company have been prepared on the basis of accounting principles applicable to a going concern which assumes the realization of assets and discharge of liabilities in the normal course of business. The Company's ability to continue as a going concern is dependent upon the existence of economically recoverable reserves, the ability of the Company to obtain additional financing for general working capital purposes and to complete development of its mineral properties and other business ventures and upon its ability to attain profitable operations. These consolidated financial statements do not give effect to any adjustments that would be necessary should the Company not be able to continue as a going concern.

The Company incurred a net loss of $692,305 for the year ended March 31, 2000 and as at March 31, 2000 had working capital of $879,051. As at March 31, 2000 the Company had an accumulated deficit of $7,444,697.

2.   SIGNIFICANT ACCOUNTING POLICIES

These financial statements are prepared in accordance with accounting principles generally accepted in Canada which differ in some respects from those in the United States. These differences as they relate to these financial statements are set out in Note 13. The following is a summary of the significant accounting policies followed by the Company.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED MARCH 31, 2000, 1999 AND 1998
-----------------------------------------
(Expressed in Canadian Dollars)

2.   SIGNIFICANT ACCOUNTING POLICIES (CONT'D)

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of the Company and its 100% owned subsidiary Timebeat.com Inc. The subsidiary was incorporated in March 1999 and commenced operations in April 1999.

TRANSLATION OF FOREIGN CURRENCIES

The monetary assets and liabilities of the Company that are denominated in foreign currencies are translated at the rate of exchange at the balance sheet date. Revenue and expenses are translated at the average rate. Exchange gains and losses arising on translation are included in the statement of operations.

The Company's foreign subsidiary is integrated with the Company and translated using the temporal method. Under this method, monetary assets and liabilities are translated at the rate of exchange at the balance sheet date. Non- monetary assets and liabilities are translated at exchange rates prevailing at the transaction date. Income and expenses are translated at rates which approximate those in effect on transaction dates. Gains and losses arising from restatement of foreign currency monetary assets and liabilities at each period end are included in earnings.

INVENTORY

Inventory is valued at the lower of cost and net realizable value.

CAPITAL ASSETS

Capital assets are recorded at cost and are amortized over their estimated useful lives as follows:

     Declining balance method                          Per Annum

         Office equipment                                 20%
         Computer equipment                               30%
         Computer software                                30%

ADMINISTRATION EXPENDITURES

Administration expenditures are expensed in the year incurred.

DEFERRED EXPLORATION COSTS

The Company defers all exploration and development costs relating to mineral properties and areas of geological interest until the properties to which they relate are placed into production, sold or abandoned.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED MARCH 31, 2000, 1999 AND 1998
-----------------------------------------
(Expressed in Canadian Dollars)

2.   SIGNIFICANT ACCOUNTING POLICIES (CONT'D)

If production commences, these costs will be transferred to "producing mines", exploration and development costs and amortized over proven reserves against earnings on the unit-of-production method.

The amounts shown for the deferred exploration costs represent costs incurred to date and are not intended to reflect present or future values.

USE OF ESTIMATES

The Company uses estimates in preparing these consolidated financial statements based on the best information available at the balance sheet date. These estimates are reviewed and adjusted regularly to ensure that such estimates are reasonable. The estimates included in the consolidated balance sheets, statements of operations and deficit and cash flows will vary with actual results.

INCOME TAXES

The Company accounts for income taxes under the liability method. Under this method current income taxes are recognized for the estimated income taxes payable for the current year. Future income tax assets and liabilities are recognized for temporary differences between the tax and accounting bases of assets and liabilities as well as the benefit of losses available to be carried forward to future years for tax purposes that are likely to be realized.

FINANCIAL INSTRUMENTS

The Company's financial instruments consist of cash, accounts receivable and accounts payable and accrued liabilities. Unless otherwise noted, it is management's opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments. The fair value of these financial instruments approximate their carrying values, unless otherwise noted.

REVENUE RECOGNITION

Revenue from the sale of fine gold jewellery and watches is recognized when the goods are shipped and invoiced.

SHARE OPTION PLAN

The Company has a share option plan as described in Note 6 (c). No compensation expense is recognized for this plan when shares or share options are issued pursuant to the plan. Consideration paid for shares on exercise of the share options is credited to share capital.

LOSS PER SHARE

Loss per share is calculated based on the weighted average number of common shares issued and outstanding during each year. Fully diluted loss per share is not presented as the exercise of warrants and options is anti-dilutive.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED MARCH 31, 2000, 1999 AND 1998
-----------------------------------------
(Expressed in Canadian Dollars)

2.   SIGNIFICANT ACCOUNTING POLICIES (CONT'D)

CASH AND CASH EQUIVALENTS

The Company considers to be cash equivalents all highly liquid debt instruments purchased having a maturity of three months or less.

ENVIRONMENTAL PROTECTION AND REHABILITATION COSTS

Liabilities  related to environmental  protection and  rehabilitation  costs are
accrued  and  charged  to  income  when  their   likelihood   of  occurrence  is
established.

3. RESTRICTED TERM DEPOSITS

                                             2000                      1999
                                    --------------------------------------------
Restricted term deposits            $     205,000          $              -
                                    ============================================


The restricted term deposits relate to funds placed on deposit in favour of the Province of British Columbia with respect to possible future reclamation costs for the Company's mineral properties. Management estimates the maximum amount of such costs to be $100,000 and is seeking release of the excess amount bonded.

4. DEFERRED EXPLORATION COST


Deferred exploration costs comprise the following:

                                                   2000               1999
                                               ---------------------------------

 Properties located in the Toodoggone area,
 British Columbia                              $ 7,760,395      $   7,683,071
 Less: Expenditures recovered                   (2,812,453)        (2,692,441)
                                               ---------------------------------

                                               $ 4,947,942      $   4,990,630
                                               =================================

AGREEMENT WITH ANTARES MINING AND EXPLORATION CORPORATION

Pursuant to an agreement dated June 10, 1997, between the Company and Antares Mining and Exploration Corporation ("Antares"), Antares had an option to acquire up to a 60% interest in all of the mineral interests in British Columbia held by the Company.

During the year ended March 31, 2000 the Company reached an agreement with Antares whereby in exchange for the Company paying $150,000 cash (paid) to Antares, Antares waived all of its right, title and interest in the Company's mineral interests in British Columbia as well as any outstanding balances owed to it by the Company.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED MARCH 31, 2000, 1999 AND 1998
-----------------------------------------
(Expressed in Canadian Dollars)

5.   DEFERRED EXPLORATION COSTS (CONT'D)

The Company's mineral interests comprise:

a) The J.D. Gold Silver claims located in the Omineca Minin Division in the Province of British Columbia. The Company is required to pay Energex Minerals Ltd. an annual royalty of $3,588.

b) The Al and certain of the original Lawyers claims both located in the Omineca Mining Division in the Province of British Columbia. These claims remain subject to the following interests.

Al Claims

a) Cameron Scott and Barry Price each as to a 7% interest i the initial production royalty, and each as to a 0.25% NSR interest in respect of tons mined and milled in excess of 250,000 tons;

b) Kinross Gold Corporation or Energex Minerals Ltd. or a combination thereof as to an aggregate 15% NPR;

c)   Cheni as to a 1.5% NSR.

and certain of the original
Lawyers Claims

a)   a 2% NSR payable to Cheni as to 1.9% and to Meota as to 0.1%.


5.  CAPITAL ASSETS

Capital assets comprise the following:

                                                                                           2000             1999
                                                                     Accumulated         Net Book         Net Book
                                                      Cost           Amortization         Value            Value

Office equipment                                $    10,403          $   1,437           $  8,966       $     621
Computer equipment                                   26,893              5,865             21,028           6,571
Computer software                                     4,589              1,110              3,479           1,893
                                                -------------------------------------------------------------------

                                                $    41,885          $   8,412           $ 33,473       $   9,085
                                                ===================================================================


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED MARCH 31, 2000, 1999 AND 1998
-----------------------------------------
(Expressed in Canadian Dollars)


6.  CAPITAL STOCK

Capital stock comprises the following:

(a)  Authorized:
     100,000,000 Common shares without par value at March 31, 1999, 1998 and 1997.

                                             Number         Total Amount

Issued:                                    16,217,202       $ 13,510,163
                                           ==========       ============

Included in the issued shares at March 31, 2000 are nil (1999 - nil) performance shares held in escrow.

Basis for assigning amounts to non-cash issuance of capital stock:

     Shares issued for non-cash consideration (for fiscal agency fees, for acquisition of mineral properties, for settlement of debt, for finders fees) are assigned amounts based on the estimated fair market value of the Company's shares at the time the agreement was entered into to settle the amount by issuance of shares in the Company.

(b)  Warrants


                                                WEIGHTED                                                            WEIGHTED
                                                 AVERAGE                                                             AVERAGE
                           WARRANTS             EXERCISE                                      WARRANTS        EXERCISE PRICE
                        OUTSTANDING        PRICE $/SHARE                                   OUTSTANDING               $/SHARE
                        ----------------------------------------------------------------------------------------------------

At April 1, 1999            700,000                 0.92          At April 1, 1998           1,505,390                  1.39
  Issued                    438,285                 0.91                                             -                     -
  Exercised                (738,000)                0.92                                             -                     -
  Expired                         -                    -                                      (805,390)                 1.53
                        -----------------------------------------------------------------------------------------------------
At March 31, 2000           400,285                 0.91          At March 31, 1999            700,000                  0.92
                        =====================================================================================================


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED MARCH 31, 2000, 1999 AND 1998
-----------------------------------------
(Expressed in Canadian Dollars)

6.   CAPITAL STOCK (CONT'D)

(c)  Stock Option Plan

During the year ended March 31, 2000 the Company established a share purchase option plan (the "Plan") whereby the board of directors may from time to time grant options aggregating up to 2,750,000 shares of the Company to directors, officers, employees or consultants. The maximum term of any option granted is five years or less. The exercise price of an option may not be less than the closing price on The Canadian Venture Exchange on the last trading day preceding the grant date, subject to any allowable discount, or $0.10 per share.

As at March 31, 2000, options to purchase up to 269,000 shares remained available to be granted under the Plan. During the year ended March 31, 2000, the Company granted options for shares pursuant to the Plan.

A summary of the Company's options at March 31, 2000 and 1999 and the changes for the years ending on those dates is presented below:


                                                    WEIGHTED                                                            WEIGHTED
                               OPTIONS               AVERAGE                                        OPTIONS              AVERAGE
                           OUTSTANDING        EXERCISE PRICE                                    OUTSTANDING       EXERCISE PRICE
                       AND EXERCISABLE               $/SHARE                                AND EXERCISABLE              $/SHARE
                       ---------------------------------------------------------------------------------------------------------
At April 1, 1999             1,359,000                  0.74         April 1, 1998                1,114,000                 0.90
 Granted                     2,110,000                  1.96                                        954,000                 0.72
 Exercised                    (988,000)                 0.73                                        (45,000)                0.27
 Expired/Cancelled                   -                     -                                       (664,000)                0.97
                       ---------------------------------------------------------------------------------------------------------
At March 31, 2000            2,481,000                  1.79         March 31, 1999               1,359,000                 0.74
                       =========================================================================================================

Options to acquire common shares have been granted and are outstanding and exercisable at year-end to employees, consultants, officers and directors of the Company as follows:

               NUMBER OF
           COMMON SHARES        OPTION PRICE                 EXPIRY DATE
           -------------------------------------------------------------

                 100,000            $0.77                  March 5, 2003
                 304,000            $0.77                  March 8, 2004
                  50,000            $1.03                   June 1, 2004
                 100,000            $1.73                  July 14, 2004
                 700,000            $2.58                August 16, 2004
               1,060,000            $1.78              September 30,2004
                 167,000            $1.10              December 15, 2004
           -------------
               2,481,000
           =============

Subsequent to the year end the Company granted and repriced certain stock options (Note 11).

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED MARCH 31, 2000, 1999 AND 1998
-----------------------------------------
(Expressed in Canadian Dollars)

7.   CONTINGENCIES AND COMMITMENTS

a) A claim has been made against the Company for $21,008 for rent relating to termination of the Company's lease for its previous office premises. The Company is disputing the claim. The amount of the loss cannot be reasonably estimated. Accordingly no amount has been accrued in the financial statements. Any loss will be accounted for in the period in which the loss, if any, can reasonably be estimated.

b)   At  present  the  Company  is  not  aware  of  any  liability   related  to
     environmental protection and rehabilitation costs. However, due to the nature of the Company's business there is no assurance that such liability will not arise in the future.


8.   RELATED PARTY TRANSACTIONS

a) In February, 1998 invoices totaling $87,962 were discovered to have been improperly submitted and paid to Henry A. Meyer, who was the President and CEO of the Company at that time. The Board of Directors disallowed these invoices and the money was subsequently repaid - $70,000 was repaid before March 31, 1998 and the remaining $17,962 was repaid as at June 16, 1998. Henry A. Meyer resigned on February 28, 1998.

b) During the year ended March 31, 2000 the Company paid $17,500 (1999 - $48,300; 1998 - $12,500) in management fees to a company controlled by Donald Nicholson, a former director; $57,085 (1999 - $26,400, 1998 - nil) to a company controlled by Robert G. McMorran, a former director; and $46,090 (1999 - nil; 1998 - nil) to a company controlled by Alex Vileshin, President and director. Also during the year ended March 31, 2000, the Company paid $24,435 (1999 - $26,172; 1998 - nil) in consulting fees to Thomas L. Crom, a director, and $23,700 (1999 - nil; 1998 - nil) to Michele Albo, a director.


9.   SUPPLEMENTAL DISCLOSURES WITH RESPECT TO CASH FLOWS

a) Cash provided by (used for) changes in working capital items comprises the following:


                                             Year ended March 31,
                            ----------------------------------------------------
                                    2000               1999                1998

     Receivables            $   (119,460)      $    (31,745)     $      (22,071)
     Inventory                  (121,906)                 -                   -
     Deposits and prepaids             -              2,458              10,848
     Accounts payable            189,398             51,536              10,462
                            ----------------------------------------------------

                            $    (51,968)      $     22,249      $         (761)
                            ====================================================

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED MARCH 31, 2000, 1999 AND 1998
-----------------------------------------
(Expressed in Canadian Dollars)

9.   SUPPLEMENTAL DISCLOSURES WITH RESPECT TO CASH FLOWS (CONT'D)


b)   Non-cash transactions include the following:


                                                                CUMULATIVE                 YEAR ENDED MARCH 31,
                                                                1994-2000      --------------------------------------------
                                                                 (Note 1)            2000             1999             1998

Capital stock issued for non-cash consideration
   For acquisition of mineral properties                      $  1,014,975     $        -       $   20,000       $  315,500
   For debt settlement                                             473,615              -                -                -
Reduction in exploration expenditures
 payable to Antares Mining and
 Exploration Corporation in exchange
  for restricted term deposit                                      (90,000)       (90,000)               -                -
                                                              --------------------------------------------------------------

                                                              $  1,398,590     $  (90,000)      $   20,000       $  315,500
                                                              ==============================================================


10.  INCOME TAXES AND FLOW-THROUGH SHARES

a) As at March 31, 2000 the Company has non-capital losses carried forward for Canadian tax purposes of approximately $3,358,000 available for deduction against future years' taxable income. These non-capital losses expire as follows:


                      2007                       $   275,000
                      2006                           286,000
                      2005                           406,000
                      2004                           455,000
                      2003                           475,000
                      2002                           317,000
                      2001                         1,144,000
                                                 -----------

                                                  $3,358,000
                                                 ===========

     As at March 31, 2000 the Company has  various  resource  expenditure  pools
     amounting  to   approximately   $4,500,000  that  may  be  carried  forward
     indefinitely and applied against taxable income of future years.

     At March 31, 2000 the Company has net capital losses of approximately $160,000 which may be carried forward indefinitely and applied against capital gains of future years.

     The possible income tax benefits of these losses have no been reflected in the consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED MARCH 31, 2000, 1999 AND 1998
-----------------------------------------
(Expressed in Canadian Dollars)

10.  INCOME TAXES AND FLOW-THROUGH SHARES (CONT'D)

b) At March 31, 1999 the Company had issued warrants entitling the holders to acquire additional flow-through common shares. During the year ended March 31, 2000 these warrants were exercised but not as flow-through shares (Note
     6).

     Flow-through  funding  occurs when a Company  renounces  to  investors  who
     purchase  its  shares  a  specified   amount  of  the  Company's   Canadian
     exploration expenses, deemed Canadian exploration expenses, Canadian development expenses and Canadian oil and gas property expenses. The effect of the renunciation is that the Company loses the ability to deduct these expenses against future years taxable income. The investors are allowed to deduct on their own tax returns the specified amount of expenses that the Company has renounced to the investors. When flow-through funding occurs the Company enters into an agreement with investors in terms of which, amongst other things, the Company commits to spend the amount it has agreed to renounce to the investors on a programme of expenditures which qualify for renunciation to the investors.

     For flow-through agreements entered into in 1995 or for expenditures incurred to February, 1997 the Company could only renounce to investors qualifying expenditures incurred after the date of the renunciation agreement and only after the expenditures had been incurred. For flow-through agreements entered into after 1995, also only expenditures incurred after the date of the agreement are eligible for renunciation but the Company may make the renunciation to investors before the qualifying expenditures are actually incurred. If the Company fails to incur the qualifying expenditures before the end of the following calendar year it will be liable for a non-refundable tax calculated based on a specified formula.

     If the Company fails to incur the qualifying expenditures before the end of the third year, the investors will be disallowed the deduction on their own tax returns.

     The Company has only  renounced to investors  with whom it has entered into
     flow-through   funding  agreements,   expenditures  after  they  have  been
     incurred.

     A summary of the Company's flow-through funding is as follows:


                                                                                       Years ended March 31,
                                                                     --------------------------------------------------------

                                                                              2000                  1999                1998
                                                                     --------------------------------------------------------

Balance of renunciation commitments carried forward                  $           -            $        -       $           -

Amount of renunciations committed to investors
through flow-through funding agreements                                          -                     -             258,000

Expenses incurred which qualify for renunciation and
were renounced to investors                                                      -                     -            (258,000)
                                                                     ---------------------------------------------------------

Commitment to incur expenses eligible for renunciation
carried forward                                                      $           -            $        -       $           -
                                                                     =========================================================


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED MARCH 31, 2000, 1999 AND 1998
-----------------------------------------
(Expressed in Canadian Dollars)


11.  SUBSEQUENT EVENTS

Subsequent to year end, the Company granted to certain consultants 380,000 stock options at an exercise price of $0.76 per share and 50,000 stock options at an exercise price of $1.15 per share. Of these stock options 300,000 have not yet received regulatory acceptance. All stock options expire five years after the date of grant.

Also subsequent to year end, the directors and certain consultants of the Company tendered 750,000 previously granted stock options to the Company for cancellation. Concurrent with such cancellation of stock options, the Company applied to The Canadian Venture Exchange to reprice 1,110,000 previously granted stock options to $0.76 per share. Regulatory acceptance has not yet been received.

12.  SEGMENTED INFORMATION

As detailed in Note 1, the Company has two business segments, the business of exploration mineral properties, which is located in British Columbia, Canada and the business, located in the United States of America, of selling and repairing fine gold jewelry and watches through an E-commerce Website.

Segmented information comprises the following:


                                       Canada            USA               Total
                                  ----------------------------------------------

Current assets                    $   627,105      $  537,743        $1,164,848
--------------------------------------------------------------------------------

Restricted term deposits              205,000               -           205,000
--------------------------------------------------------------------------------

Deferrred exploration costs         4,947,942               -         4,947,942
--------------------------------------------------------------------------------

Capital assets                          6,702          26,771            33,473
--------------------------------------------------------------------------------

Current liabilities                    22,914         262,883           285,797
--------------------------------------------------------------------------------



Revenue                                     -         207,522           207,522

Cost of goods sold                          -         205,364           205,364
--------------------------------------------------------------------------------

Gross margin                                -           2,158             2,158

General and administration            334,260         375,339           709,599

Other items                           (15,136)              -           (15,136)
--------------------------------------------------------------------------------
Net Loss                             $319,124      $  373,181        $  692,305
================================================================================

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED MARCH 31, 2000, 1999 AND 1998
-----------------------------------------
(Expressed in Canadian Dollars)



13. DIFFERENCES BETWEEN CANADIAN AND UNITED STATES OF AMERICA GENERALLY ACCEPTED ACCOUNTING PRINCIPLES

These financial statements have been prepared in accordance with generally accepted accounting principles in Canada (Canadian GAAP) which in these financial statements, conform in all material respects with those in the United States (U.S. GAAP), except as follows:

a) Under Canadian GAAP shares issued with escrow restrictions are recorded at their issue price and are not revalued upon release from escrow. Under U.S. GAAP escrow shares which are released upon the Company meeting certain performance criteria are considered to be contingently issuable. These shares are excluded from the weighted average shares calculation and the difference between the fair value of the shares at the time of their release from escrow and the shares original issue price (being the market price at that time) is accounted for as a compensation expense at the time the shares are released from escrow. During the year ended March 31, 1996, 187,500 common shares were released from escrow and during the year ended March 31, 1997, 187,500 common shares were released from escrow.

b) Under Canadian GAAP all exploration expenses relating to mineral properties and areas of geological interest are deferred until the properties to which they relate are placed into production, sold or abandoned. Under U.S. GAAP these costs are not capitalized but expensed as incurred.

c) Significant components of the Company's Canadia deferred income tax assets under United States generally accepted accounting principles disclosure requirements are:

                                                                          2000               1999                1998
                                                                     -------------------------------------------------
     Deferred tax assets
       Net operating loss                                             $126,000          $ 129,000           $ 190,000
       Additions to resource and other pool balances                    (8,740)           160,000             240,000
                                                                     -------------------------------------------------

     Total deferred tax assets before
     Allowance                                                         117,260            289,000             430,000

     Valuation allowance for deferred
     Tax assets                                                       (117,260)          (289,000)           (430,000)
                                                                     -------------------------------------------------

     Total deferred tax assets                                        $      -          $       -           $       -
                                                                     =================================================

d)   Loss per share

     UnderCanadian generally accepted accounting principles the calculation of basic loss per share is calculated using the weighted average number of common shares outstanding during the year. Under United States generally accepted accounting principles basic loss per share is calculated using the weighted average number of shares outstanding during the year. This weighted average number of common shares outstanding excludes any shares that remain in escrow, but may be earned out based on the Company meeting certain performance criteria. No shares were held in escrow for the years ended March 31, 1998, March 31, 1999 and March 31, 2000.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED MARCH 31, 2000, 1999 AND 1998
-----------------------------------------
(Expressed in Canadian Dollars)


13. DIFFERENCES BETWEEN CANADIAN AND UNITED STATES OF AMERICA GENERALLY ACCEPTED ACCOUNTING PRINCIPLES (CONT'D)

e)   Stock-based Compensation

     The United States Financial Accounting Standards Board has issued Statement of Financial Accounting Standards No. 123 ("SFAS No. 123"), "Accounting for Stock-based Compensation", which became effective for fiscal years beginning after December 15, 1995. This statement encourages, but does not require companies to record the compensation cost for stock-based employee compensation plans at fair value at the grant date. The Company has chosen to adopt SFAS No. 123 in accounting for its stock option plan. Canadian generally accepted accounting principles do not require the reporting of any stock based compensation expense in the Company's financial statements.

     The fair value of the options granted during the years ended March 31, 2000, March 31, 1999 and March 31, 1998 was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:


                                 March 31,          March 31,          March 31,
                                   2000               1999               1998

     Expected life               5 years            2 years             2 years
     Risk-free interest rate     5.5%               5.5%                5.5%
     Volatility                  158%-186%          82%-99%             70%-170%

     The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. The Company's employee stock options are not traded and changes in the subjective input assumptions can materially affect fair value estimates. In management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of employee stock options at the grant date.

f) Statement of Financial Accounting Standards No. 121 (the statement), issued March, 1995 requires that long- lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In performing the review for recoverability, the Company should estimate future cash flows expected to result from the asset and its eventual disposition. If the sum of the expected future cash flows (undiscounted and without interest charges) is less than the carrying amount of the asset, an impairment loss is recognized. Otherwise, an impairment loss is not recognized. The statement is effective for financial statements for fiscal years beginning after December 15, 1995. Earlier application is encouraged. Restatement of previously issued financial statements is not permitted. Impairment losses resulting from the application of the statement should be reported in the period in which the recognition criteria are first applied and met.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED MARCH 31, 2000, 1999 AND 1998
-----------------------------------------
(Expressed in Canadian Dollars)


13. DIFFERENCES BETWEEN CANADIAN AND UNITED STATES OF AMERICA GENERALLY ACCEPTED ACCOUNTING PRINCIPLES (CONT'D)

     The Company's long lived assets are deferred exploration costs (March 31, 2000 - $4,947,942) and capital assets (March 31, 2000 - $33,473). Under
     U.S. GAAP exploration costs on mineral properties are expensed (see (b) above) and this results in the total amount of $4,947,942 in expenditures on mineral properties being written-off for U.S. GAAP purposes. Application of the statement will accordingly not have a material effect on the Company's financial statements based on the carrying amounts of the long lived assets as at March 31, 2000.

g)   Under SFAS 109 for  flow-through  funding shares issued by the Company (see
     Note 10(b), under U.S. GAAP the difference between the proceeds from the shares issued as flow-through shares and the fair value of the shares issued without the flow-through feature is recorded as a liability at the date the shares are sold by the Company.

     As these funds, which are restricted and required to be spent on expenses qualifying for renunciation to investors, are spent the liability is reversed to income in a similar manner to a monetization of tax benefits.

     The Company has issued all its flow-through shares at the market price of its shares without the flow-through feature and therefore no liability as detailed above is required to be recorded.

     As at March 31, 1998, March 31, 1999 and March 31, 2000 the Company had incurred sufficient qualifying expenditures to cover all renunciation expenditures to investors and there was no balance of funds restricted and required to be spent for renunciation purposes.

h)   Comprehensive income

     In June 1997, the Financial Accounting Standards Board ( FASB") issued SFAS No. 130 "Reporting Comprehensive Income". SFAS No. 130 establishes standards for the reporting and display of comprehensive income and its components (revenues, expenses, gains and losses). The purpose of reporting comprehensive income is to present a measure of all changes in shareholders' equity that result from recognized transactions and other economic events of the period, other than transactions with owners in their capacity as owners. SFAS No. 130 is effective for financial statements issued for periods beginning after December 15, 1997. There are no comprehensive income and its components adjustments for the years ended March 31, 1998, 1999 and 2000.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED MARCH 31, 2000, 1999 AND 1998
-----------------------------------------
(Expressed in Canadian Dollars)


13. DIFFERENCES BETWEEN CANADIAN AND UNITED STATES OF AMERICA GENERALLY ACCEPTED ACCOUNTING PRINCIPLES (CONT'D)


The impact of the above differences between Canadian and United States generally accepted accounting principles on the net loss is as follows:

                                                              Cumulative                      For the Years March 31,
                                                              1994 - 2000    ------------------------------------------------------
                                                                (Note 1)              2000               1999                 1998

Net loss - Canadian GAAP                                     $ (3,406,870)   $    (692,305)      $   (602,648)     $      (452,909)

Increase in compensation expense resulting from
release of 187,500 common shares from escrow
on July 28, 1995 (issue price $0.01, fair value of
Common shares on date of release $3.70)(a)                       (691,875)               -                  -                    -

Increase in compensation expense resulting from
release of 187,500 common shares from escrow
on August 2, 1996 (issue price $0.01, fair value
of common shares on date of release $1.69) (a)                   (315,000)               -                  -                    -

Deferred exploration costs written-off for
Canadian GAAP (b)                                                 692,906                -            366,215               36,407

Compensation expense on granting
of stock options (e)                                           (4,431,063)      (4,431,063)                  -                    -

Deferred exploration costs recovered (b)                           90,000           90,000                  -                    -

Deferred exploration costs incurred (b)                        (5,730,848)         (47,312)          (356,294)            (750,001)
                                                             ----------------------------------------------------------------------

                                                             $(13,792,750)   $  (5,080,680)      $   (592,727)     $    (1,166,503)
                                                             ======================================================================

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED MARCH 31, 2000, 1999 AND 1998
-----------------------------------------
(Expressed in Canadian Dollars)

13. DIFFERENCES BETWEEN CANADIAN AND UNITED STATES OF AMERIC GENERALLY ACCEPTED ACCOUNTING PRINCIPLES (CONT'D)

                                                                          FOR THE YEAR ENDED MARCH 31,
                                                      -------------------------------------------------------------
                                                                 2000                   1999                  1998

Primary loss per share - U.S. GAAP (a)                $         (0.32)      $         (0.043)       $       (0.090)
                                                      =============================================================

Weighted average shares outstanding - U.S. GAAP (a)        15,645,918             13,933,067            12,912,753
                                                      -------------------------------------------------------------


The impact of the above differences between Canadian and United States generally accepted accounting principles on capital stock and accumulated deficit is as follows:

                                                   AS AT MARCH 31, 2000              AS AT MARCH 31, 1999

Total assets - Canadian GAAP                       $         6,351,263               $         5,114,545

Deferred exploration costs (b)                              (4,947,942)                       (4,990,630)
                                                   ------------------------------------------------------

Total assets - U.S. GAAP                           $         1,403,321               $           123,915
                                                   ------------------------------------------------------

The impact of the above differences between Canadian and United States generally accepted accounting principles on capital stock and accumulated deficit is as follows:


                                                                  AS AT MARCH 31, 2000          AS AT MARCH 31, 1999

Capital stock - Canadian GAAP                                     $         13,510,163          $         11,770,538

Increase in capital stock on revaluation of share released
from escrow as detailed (a)                                                  1,006,875                     1,006,875

Compensation expense on granting stock options (e)                           4,431,063                             -
                                                                  ---------------------------------------------------

Capital stock - U.S. GAAP                                         $         18,948,101          $         12,777,413
                                                                  ===================================================


                                                                     CUMULATIVE         AS AT MARCH 31,         AS AT MARCH 31,
                                                                     1994 - 2000             2000                    1999
                                                                      (Note 1)

Deficit - Canadian GAAP                                           $    3,406,870        $    7,444,697          $    6,752,392

Deferred exploration costs written-off (b)                             4,947,942             4,947,942               4,990,630

Compensation expense on granting options (e)                           4,431,063             4,431,063                      -
Increase in deficit resulting from increase in compensation
  expense on revaluation of shares from escrow
  as detailed above (a)                                                1,006,875             1,006,875               1,006,875
                                                                  =============================================================

Deficit - U.S. GAAP                                               $   13,792,750        $   17,830,577          $   12,749,897
                                                                  =============================================================

                     SCHEDULE OF DEFERRED EXPLORATION COSTS
                       YEARS ENDED MARCH 31, 2000 AND 1999
                         (EXPRESSED IN CANADIAN DOLLARS)



                                               Canadian Properties subject to Agreement with Antares Mining and
                                                               Exploration Corporation (Note 4(a))
                                               -----------------------------------------------------------------
                                               -----------------------------------------------------------------
                                                                   2000                                     1999

BALANCE - BEGINNING OF YEAR                      $             4,990,630                $             5,000,551
                                                 ------------------------                -------------------------

ACQUISITION COSTS                                                 30,000                                 20,000
                                                 -----------------------                 ------------------------

EXPENDITURES DURING THE YEAR
   Assay and geochemical analysis                                      -                                 10,306
   Accommodation and meals                                             -                                 10,041
   Drafting, maps and reports                                          -                                  5,709
   Drilling                                                            -                                 77,456
   Equipment rental                                                    -                                 10,573
   Exploration taxes and fees                                     10,250                                 13,100
   Geological research & consulting                                  730                                 62,955
   Helicopters & aircrafts                                             -                                 39,004
   Miscellaneous                                                      28                                  6,506
   Satellite and telecommunication                                     -                                  9,686
   Shipping                                                            -                                  1,182
   Travel and transportation                                           -                                 21,956
   Wages and benefits                                                  -                                 47,820
                                                 -----------------------                 -----------------------

                                                                  11,008                                316,294
                                                 -----------------------                 -----------------------

Reduction in exploration expenditures payable to
  Antares Mining and Exploration Corporation                     (90,000)                                80,000
British Columbia mining exploration
  Refundable tax credit                                            6,304                                (60,000)
Deferred exploration costs written-off                                 -                               (366,215)
                                                 -----------------------                 -----------------------

                                                                 (83,696)                              (346,215)
                                                 -----------------------                 -----------------------

BALANCE - END OF YEAR                            $             4,947,942                 $            4,990,630
                                                 =======================                 =======================


                                   Exhibit 27

                             Financial Data Schedule