Form 10QSB
period 2000-06-30
TIMEBEAT COM ENTERPRISES INC /
filed 2000-11-01
CIK 1001808

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)
[X]      QUARTERLY REPORT PURSUANT SECTION 13 OR 15(D) OF THE
                   SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended: June 30, 2000

[ ]      TRANSITION REPORT PURSUANT SECTION 13 OF 15(D) OF THE
                   SECURITIES EXCHANGE ACT OF 1934
     For the transition period from _________________ to __________________

                         Commission file number 0-29260

                          TIMEBEAT.COM ENTERPRISES INC.
        (Exact name of small business issuer as specified in its charter)

        PROVIDENCE OF YUKON                             NOT APPLICABLE
    (State or other jurisdiction of                      (IRS Employer
     incorporation or organization)                     Identification No.)

    580 HORNBY STREET, SUITE 200, VANCOUVER, BRITISH COLUMBIA CANADA V6C 3B6
                    (Address of principal executive offices)

                                 (604) 689-4771
                           (Issuer's telephone number)

                             AGC AMERICAS GOLD CORP.
      (Former name, former address and former fiscal year, if changed since last report)

         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2)
has been subject to such filing requirements for the past 90 days. Yes    No X

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the last practicable date:

             16,217,202 SHARES OF COMMON STOCK, NO PAR VALUE, AS OF
                                  JUNE 30, 2000

 Transitional Small Business Disclosure Format (check one);  Yes       No   X
                                                                 -----    -----

                         TIMEBEAT.COM ENTERPRISES, INC.

                                      INDEX

PART I - FINANCIAL INFORMATION

     Item 1.  Financial Statements

              Consolidated Balance Sheets

              Consolidated Statements of Operations

              Consolidated Statements of Cash Flow

              Notes to Consolidated Financial Statements

     Item 2.  Management's Discussion and Analysis or Plan of Operation


PART II - OTHER INFORMATION

     Item 1.  Legal Proceedings

     Item 2.  Changes in Securities and Use of Proceeds

     Item 3.  Defaults Upon Senior Securities

     Item 4.  Submission of Matters to a Vote of Security Holders

     Item 5.  Other Information

     Item 6.  Exhibits and Reports on Form 8-K

PART III - SIGNATURES

                          TIMEBEAT.COM ENTERPRISES INC.
                           CONSOLIDATED BALANCE SHEETS
                              (In Canadian Dollars)

                                                                           JUNE 30,             MARCH 31,
                                                                            2000                  2000
                                                                       -------------         -------------
                                                                        (Unaudited)
ASSETS

Current assets:
     Cash and cash equivalents                                         $     749,214         $     861,299
     Accounts receivable                                                     144,832               181,643
     Inventory                                                               122,553               121,906
                                                                       -------------         -------------

         Total current assets                                              1,016,599             1,164,848

Restricted term deposit                                                      205,000               205,000

Deferred exploration costs                                                 4,964,452             4,947,942

Equipment, net                                                                36,242                33,473
                                                                       -------------         -------------

         Total assets                                                  $   6,222,293         $   6,351,263
                                                                       =============         =============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
      Accounts payable and accrued liabilities                         $     297,958         $     285,797

Commitments and contingencies

Stockholders' equity:
     Common stock, no par value, 100,000,000 shares
        authorized, 16,217,202 and 16,217,202 shares
        issued and outstanding at June 30, 2000 and
        March 31, 2000, respectively                                      13,510,163            13,510,163
     Accumulated deficit                                                  (7,585,828)           (7,444,697)
                                                                       -------------         -------------

         Total stockholders' equity                                        5,924,335             6,065,466
                                                                       -------------         -------------

         Total liabilities and stockholders' equity                    $   6,222,293         $   6,351,263
                                                                       =============         =============


The accompanying notes are an integral part of these consolidated financial statements.

                          TIMEBEAT.COM ENTERPRISES INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                              (In Canadian Dollars)
                                   (Unaudited)

                                                                            THREE MONTHS ENDED JUNE 30,
                                                                             2000                 1999
                                                                       --------------        --------------

Net sales                                                              $      13,632         $         -0-

Cost of goods sold                                                            10,283                   -0-
                                                                       -------------         -------------

Gross profit                                                                   3,349                   -0-
                                                                       -------------         -------------

General and administrative expenses
     Advertising                                                              27,283                 8,001
     Amortization                                                              2,715                   666
     Audit and accounting                                                      2,500                 3,000
     Consulting                                                               29,543                10,303
     Foreign exchange (gain) loss                                            (23,363)               10,250
     Interest and bank charges                                                   113                   388
     Investor Relations                                                       22,500                15,050
     Legal                                                                     1,486                 5,506
     Management fees                                                          12,000                25,820
     Office, secretarial and administration                                    4,010                 5,359
     Rent                                                                     12,324                 5,512
     Salaries and wages                                                       32,926                   -0-
     Shareholder information                                                   8,664                 3,717
     Telephone, fax and utilities                                             11,080                 5,303
     Transfer agent and regulatory fees                                        1,633                 1,630
     Travel                                                                      -0-                 2,901
                                                                       -------------         -------------

         Total general and administrative                                    145,414               103,406
                                                                       -------------         -------------

Loss before other items                                                     (142,065)             (103,406)

Other items
     Interest income                                                             934                   597
                                                                       -------------         -------------

Net loss                                                               $    (141,131)        $    (102,809)
                                                                       =============         =============

Net loss per share, basic and diluted                                  $       (0.01)        $       (0.01)
                                                                       =============         =============


The accompanying notes are an integral part of these consolidated financial statements.

                          TIMEBEAT.COM ENTERPRISES INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (In Canadian dollars)
                                   (Unaudited)

                                                                             THREE MONTHS ENDED JUNE 30,
                                                                             2000                 1999
                                                                       --------------        --------------

CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                                          $    (141,131)        $    (102,809)
     Adjustments to reconcile net loss to net cash used
     in operating activities:
         Depreciation and amortization                                         2,715                   666
     Cash provided by changes in working capital items                        48,325                25,040
                                                                       -------------         -------------
Net cash used in operating activities                                        (90,091)              (77,103)
                                                                       -------------         -------------

CASH PROVIDED BY FINANCING ACTIVITIES:
     Proceeds on issuance of common shares                                       -0-               878,495
                                                                       -------------         -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Expenditures on mineral properties                                      (16,510)              (11,009)
     Acquisition of capital assets                                            (5,484)               (1,874)
                                                                       --------------        --------------
Net cash used in investing activities                                        (21,994)              (12,883)
                                                                       --------------        -------------

Net (decrease) increase in cash and cash equivalents                        (112,085)              788,509

CASH AND CASH EQUIVALENTS:
     Beginning of period                                                     861,299                52,648
                                                                       -------------         -------------

     End of period                                                     $     749,214         $     841,157
                                                                       =============         =============



The accompanying notes are an integral part of these consolidated financial statements.

                          TIMEBEAT.COM ENTERPRISES INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

UNAUDITED INTERIM FINANCIAL INFORMATION. The accompanying unaudited consolidated financial statements have been prepared by Timebeat.com Enterprises Inc. (the "Company") pursuant to the rules and regulations of the Securities and Exchange Commission.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, and disclosures necessary for a fair presentation of these financial statements have been included. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended March 31, 2000. Results for the three months ended June 30, 2000 are not necessarily indicative of the results that may be expected for any future quarter or for the year ending March 31, 2001.

USE OF ESTIMATES. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

NET LOSS PER SHARE. Net loss per share is computed using the weighted average number of common shares outstanding. Shares associated with stock options and warrants are not included because they are antidilutive.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

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

Exchange rates are based upon the noon buying rate in New York City for cable transfers in foreign currencies as certified for custom purposes by the U.S. Federal Reserve Bank of New York. The noon exchange rate on October 20, 2000, reported by the U.S. Federal Reserve Bank of New York was $0.6614 (US$1.00 = Cdn$1.5119).

DIFFERENCES BETWEEN CANADIAN GAAP AND U.S. GAAP

Our financial statements were prepared in accordance with Canadian generally accepted accounting principles ("Canadian GAAP"). Under Canadian GAAP, shares issued with escrow restrictions are recorded at the issue price and are not revalued upon release from escrow. Under U.S. GAAP, escrow shares are considered to be contingently issuable. These shares are excluded from the weighted average shares calculation and the difference between the fair value of the shares at the time of their release from escrow and the shares' original issue price is accounted for as a compensation expense at the time the shares are released from escrow.

Under Canadian GAAP all exploration expenses related to mineral properties and areas of geological interest are deferred until the properties to which they relate are placed into production sold or abandoned. Under U.S. GAAP these exploration costs are not capitalized but expensed as incurred.

CAUTION

The following discussion contains trend information and other forward-looking statements that involve a number of risks and uncertainties. Our actual future results could differ materially from our historical results of operations and those discussed in the forward-looking statements. All period references are for the respective three-month periods ending June 30, 2000 and 1999.

OVERVIEW

We were incorporated in the Province of British Columbia, Canada on May 23, 1986. In September 1999, we re-incorporated in the Yukon Territory, Canada, and changed our name from AGC Americas Gold Corp. to Timebeat.com Enterprises, Inc. We have two separate business divisions: (1) we are a mineral exploration company exploring for gold and silver worldwide; and (2) we own and operate Internet Web sites which primarily cater to people who have an interest in fine watches, jewelry, high-end gift and other luxury items.

We are an exploration stage company in the business of acquiring, exploring, and if warranted, developing mineral properties primarily located in British Columbia, Canada. We have acquired and subsequently abandoned several mineral properties in pursuit of our business. Our current mineral properties are not in production and, consequently, we have no current operating income or cash flow from these properties. We defer all exploration costs relating to our properties and areas of geological interest until the properties are placed in production, sold or abandoned. In 1999, due to the price of minerals, we chose to examine other business possibilities.

In March 1999, we entered the Internet and e-commerce business. We are in the development stage in our Internet e-commerce division. In November 1999, we launched our first Web site, www.timebeat.com. This is an e-commerce Web site that markets and sells watches, jewelry, high- end gift items and other luxury items. In December 1999, in order to increase content and awareness of www.timebeat.com, we acquired our second Web site, www.watchzone.net. This is an informational Web site which allows consumers the ability to gather and exchange information in chat forums and from existing publications, news and press releases, manufacturer's literature, and product demonstrations and evaluations.

We have only generated minimal revenues since our inception in 1986. As of June 30, 2000, we have an accumulated deficit of $7,585,828. We have suffered significant losses from operations, require additional financing, and need to continue our exploration activities and the development of our Internet e-commerce businesses. Ultimately we need to generate sufficient revenues and successfully attain profitable operations. Our present business operations do not generate sufficient revenues to cover our expenses. We cannot provide assurance that our business operations will be able to do so.

RESULTS OF OPERATIONS

We incurred a net loss of $141,131 for the three months ended June 30, 2000, as compared to a net loss of $102,809 for the three months ended June 30, 1999. Our revenues were $13,632 for the three months ended June 30, 2000 as compared to no revenues the three months ended June 30, 1999. The revenues were generated from sales in our Internet operations, and are net of sales or promotional discounts. Revenue from the sale of fine gold jewelry and watches is recognized when the goods are shipped and received. The cost of goods sold related to these revenues was $10,283, leaving a gross margin of $3,349. The cost of goods sold consisted primarily of the cost of the products, and included such items as inbound and outbound shipping costs. Cost of goods sold is comprised exclusively of the acquisition cost of the merchandise sold inclusive of any import duties. Our inventory is valued at the lower of cost and net realizable value.

Our general and administrative expenses were $145,414 for the quarter ended June 30, 2000, as compared to $103,406 for the quarter ended June 30, 1999. The increase in expenses were generally attributable the development and operation of our Web sites and include advertising ($27,283 as compared to $8,001), consulting fees ($29,543 as compared to $10,303), and salaries and wages ($32,926 as compared to $0). We expense administrative expenditures in the year incurred.

ANTICIPATED TRENDS

We anticipate that the current level of sales will increase during our fiscal year ending March 2001. The expected sales increase is attributable to the increased exposure Due to our limited operating history and the seasonality of our sales, we are unable to estimate future sales or trends at this time with any reasonable degree of certainty.

LIQUIDITY

During the quarter ended June 30, 2000, we used cash of $90,091 for our operating activities, as compared to $77,103 during 1999 quarter. The increase in the amount of cash used was attributable primarily to the loss for the 2000 quarter. While cash of $878,495 was provided by proceeds from the issuance of common shares in the 1999 period, no cash was provided by financing activities during the 2000 quarter. We used cash for investing activities of $21,994 in 2000 and $12,883 in 1999, consisting primarily of expenditures on mineral properties.

At June 30, 2000, we had working capital of $718,641, as compared to $879,051 at March 31, 2000. The decrease in working capital was caused by continued losses.

FINANCIAL CONDITION

Our total assets decreased slightly from $6,351,263 at March 31, 2000 to $6,222,293 at June 30, 2000. The decrease was attributable to primarily to the decrease in cash used in operations. Correspondingly, our stockholders' equity decrease due to accumulated deficit which increased by the amount of our loss for the three months ended June 30, 2000.

CAPITAL ASSETS

Our capital assets are recorded at cost and are amortized over their estimated useful lives. We use a declining balance method per annum as follows: office equipment 30%, computer equipment 30%, and computer software 30%. For the three months ended June 30, 2000, our total cost of assets was $47,369, with total net book value of $36,242.

PLAN OF OPERATION

MINERAL EXPLORATION. Due to the current price of gold, we anticipate that only a minimal amount of work will be conducted on our properties during the next twelve months. We have no foreseeable plans for our properties other than to maintain the leases and to carry out reclamation work. We estimate the cost of reclamation to be approximately $100,000. We do not anticipate that we will purchase any significant equipment for exploration activities during this time period. We anticipate retaining the services of contractors and other third parties to assist us in our exploration activities. These contractors and other third parties generally use their own equipment and labor and, therefore, we do not anticipate hiring any employees for exploration activities during the next twelve months.

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

INTERNET WEB SITES. During the fiscal year ended 2000, we enter into a number of agreements and alliances which had a positive impact on our Web sites' traffic. To date, however, they have not yet impacted sales. We believe this may be due in part to the seasonal nature of luxury items and because www.watchzone.net, which generated most of the traffic, is not an e-commerce site.

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

ADDITIONAL FUNDING

As of June 30, 2000, we had a working capital surplus of $718,641. Although we anticipate a minimal amount of work on our exploration properties during the next twelve months, exploration and reclamation are capital intensive. The cost to complete our objectives relating to the Web sites and our ongoing operation costs are also extensive. For these reasons, we believe we have sufficient working capital for the next nine (9) months.

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

FORWARD-LOOKING STATEMENTS

Certain statements in this Quarterly Report on Form 10-QSB, our Annual Report on Form 10-KSB for our fiscal year ended March 31, 2000, our Annual Report to Shareholders, as well as statements made by us in periodic press releases, oral statements made by our officials to analysts and shareholders in the course of presentations about ourselves, constitute "forward-looking statements" within the meaning of the Private Securities Litigation Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties, and other factors that may cause the actual results, performance or achievements of us to be materially different from any future results, performance or achievements expressed or implied by the forward looking statements. Such factors include, among other things, (1) general economic and business conditions; (2) interest rate changes; (3) the relative stability of the debt and equity markets; (4) competition; (5) the availability and cost of the products used in our Web sites; (6) demographic changes; (7) government regulations particularly those related to Internet commerce; (8) required accounting changes; (9) equipment failures, power outages, or other events that may interrupt Internet communications; (10) disputes or claims regarding our proprietary rights to our software and intellectual property; and (11) other factors over which we have little or no control.

                           PART II - OTHER INFORMATION

ITEM 1.           LEGAL PROCEEDINGS

                  Not Applicable.

ITEM 2.           CHANGES IN SECURITIES

                  Not Applicable.

ITEM 3.           DEFAULTS UPON SENIOR SECURITIES

                  Not Applicable.

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                  Not Applicable.

ITEM 5.           OTHER INFORMATION

                  Not Applicable.

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K

                  A)       EXHIBITS

   REGULATION                                                                                          CONSECUTIVE
   S-B NUMBER                                         EXHIBIT                                          PAGE NUMBER

      3.1         Certificate of Name Change and Ordinary and Special Resolution.                        n/a(1)

      3.2         Certificate of Incorporation and Memorandum.                                           n/a(1)

      4.1         VSE acceptance dated January 3, 1996 of Private Placement announced                    n/a(1)
                  October 25, 1994.

      4.2         VSE acceptance dated January 9, 1996 of Private Placement announced                    n/a(1)
                  November 5, 1995 and November 23, 1996.

      4.3         VSE acceptance dated June 6, 1997 of Private Placement announced                       n/a(1)
                  February 2, 1997.

      4.4         Sample Purchase Warrants.                                                              n/a(1)

      4.5         Sample Purchase Options.                                                               n/a(1)

     10.1         Letter Agreement dated October 10, 1993 between the Company and                        n/a(1)
                  Energex Minerals Ltd. regarding the JD Property (Amendment).

     10.2         Agreement dated July 7, 1994 between the Company and Floralynn                         n/a(1)
                  Investments Ltd.

     10.3         Letter Agreement dated September 30, 1994 between the Company and                      n/a(1)
                  Energex Minerals Ltd.


   REGULATION                                                                                          CONSECUTIVE
   S-B NUMBER                                         EXHIBIT                                          PAGE NUMBER

      10.4        Letter Agreement dated April 13, 1995 between the Company and David                    n/a(1)
                  Ford.

      10.5        Consulting Agreement dated September 15, 1995 between the Company and                  n/a(1)
                  Founder's Group Management Ltd.

      10.6        Agreement dated January 10, 1996 between the Company and Energex                       n/a(1)
                  Minerals Ltd.

      10.7        Agreement dated June 14, 1996 between the Company and Energex Minerals                 n/a(1)
                  Ltd.

      10.8        Agreement dated December 6, 1996 between the Company and Cheni                         n/a(1)
                  Resources Inc. and Meota Resources Corp.

      10.9        Joint Venture Agreement dated August 1, 1997 between the Company and                   n/a(1)
                  Antares Mining and Exploration Corporation.

      10.10 Minerals Property Earn-In Agreement dated July 17, 1997 between the n/a(1) Company and Antares Mining and Exploration
                  Corporation.

      10.11       1994 Drilling Results.                                                                 n/a(1)

      10.12       1995 Drilling Results.                                                                 n/a(1)

      10.13       1996 Drilling Results.                                                                 n/a(1)

      10.14       Maps of the Company's Properties.                                                      n/a(1)

      10.15       Flow-Through Funding and Renunciation Agreement dated May 10, 1996                     n/a(1)
                  between the Company and Henry A. Meyer.

      10.16       Flow-Through Funding and Renunciation Agreement dated May 10, 1996                     n/a(1)
                  between the Company and John Peterson.

      10.17       Flow-Through Funding and Renunciation Agreement dated May 10, 1996                     n/a(1)
                  between the Company and Kenneth A. Thompson.

      10.18       Flow-Through Funding and Renunciation Agreement dated December 21,                     n/a(1)
                  1995 between the Company and Sandy Lynn Gammon.

      10.19       Flow-Through Funding and Renunciation Agreement dated December 21,                     n/a(1)
                  1995 between the Company and Lorraine McWilliams.

      10.20       Flow-Through Funding and Renunciation Agreement dated December 21,                     n/a(1)
                  1995 between the Company and Thomas Mitchell.

      10.21       Flow-Through Funding and Renunciation Agreement dated December 21,                     n/a(1)
                  1995 between the Company and Janet Thompson.

      10.22       Flow-Through Funding and Renunciation Agreement dated December 21,                     n/a(1)
                  1995 between the Company and Olza Tien.

      10.23       Stock Option Plan dated August 29, 1999.                                                 (2)

      10.24       Letter of Intent dated March 5, 1999, between the Company, Watch Central                 (2)
                  Corporation and Timebeat.com Inc.


   REGULATION                                                                                          CONSECUTIVE
   S-B NUMBER                                         EXHIBIT                                          PAGE NUMBER


     10.25        Agreement dated December 14, 1999 between the Company, Watchzone.net                     (2)
                  Inc., the management of Watchzone.net Inc., and Timebeat.com Inc.

      27          Financial Data Schedule                                                                   16


---------------------
(1) Incorporated by reference to our Annual Report on Form 20-F for the fiscal year ended March 31, 1999, file no. 0-29260.
(2) To be filed by amendment to the Company's Form 10-KSB for the fiscal year ended March 31, 2000..


                  (B)      REPORTS ON FORM 8-K:  None.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   TIMEBEAT.COM ENTERPRISES INC.
                                   (Registrant)



Date:    October 31, 2000          By: /s/ Thomas L. Crom
                                      -----------------------------------------
                                      Thomas L. Crom, Corporate Secretary
                                      (Principal financial officer)

                                   Exhibit 27

                             Financial Data Schedule