Form 10QSB
period 2000-09-30
TIMEBEAT COM ENTERPRISES INC /
filed 2000-11-20
CIK 1001808

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)
[X]              QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
               For the quarterly period ended: September 30, 2000

[ ]              TRANSITION REPORT UNDER SECTION 13 OF 15(D) OF THE
                                  EXCHANGE ACT
   For the transition period from _____________________ to __________________

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

             16,217,202 SHARES OF COMMON STOCK, NO PAR VALUE, AS OF
                               SEPTEMBER 30, 2000

       Transitional Small Business Disclosure Format (check one); Yes    No X

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


SIGNATURES

                          TIMEBEAT.COM ENTERPRISES INC.
                           CONSOLIDATED BALANCE SHEETS
                              (In Canadian Dollars)

                                                                       SEPTEMBER 30,             MARCH 31,
                                                                           2000                    2000
                                                                       -------------           ------------
                                                                        (Unaudited)
ASSETS
Current assets:
     Cash and cash equivalents                                         $   283,319             $   861,299
     Accounts receivable                                                   121,684                 181,643
     Inventory                                                             153,181                 121,906
                                                                       ------------            ------------

         Total current assets                                              558,184               1,164,848

Restricted term deposit                                                    205,000                 205,000

Deferred exploration costs                                               5,279,734               4,947,942

Equipment, net                                                              39,230                  33,473
                                                                       ------------            ------------

         Total assets                                                  $ 6,082,148             $ 6,351,263
                                                                       ============            ============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
      Accounts payable and accrued liabilities                         $   333,945             $   285,797

Commitments and contingencies

Stockholders' equity:
     Common stock, no par value, 100,000,000 shares
         authorized, 16,217,202 and 16,217,202 shares
         issued and outstanding at September 30, 2000 and
         March 31, 2000, respectively                                   13,510,163              13,510,163
     Accumulated deficit                                                (7,761,960)             (7,444,697)
                                                                       ------------            ------------


         Total stockholders' equity                                      5,748,203               6,065,466
                                                                       ------------            ------------

         Total liabilities and stockholders' equity                    $ 6,082,148             $ 6,351,263
                                                                       ============            ============


                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                          TIMEBEAT.COM ENTERPRISES INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                              (In Canadian Dollars)
                                   (Unaudited)

                                                                        SIX  MONTHS  ENDED  SEPTEMBER  30,
                                                                           2000                     1999
                                                                       ------------            ------------
Net sales                                                              $    22,925             $       -0-
Less: Cost of goods sold                                                    (9,749)                    -0-
                                                                       ------------            ------------
Gross profit margin                                                         13,176                     -0-

Other revenue
   Advertising revenue                                                      20,594                     -0-
   Interest income                                                          23,894                   5,384
                                                                       ------------            ------------

Total Gross Income                                                          57,664                   5,384

General and administrative expenses
     Amortization                                                            5,685                   1,579
     Audit and accounting                                                    7,500                   5,300
     Consulting                                                             75,813                  22,082
     Foreign exchange (gain) loss                                           18,158                  12,495
     Interest and bank charges                                                 475                     670
     Legal                                                                   8,016                  19,734
     Management fees                                                        27,500                  95,572
     Office and administration                                              11,070                  11,311
     Rent                                                                   24,892                  16,936
     Salaries and wages                                                     60,461                   5,950
     Shareholder information                                                61,047                  30,550
     Telephone, fax and utilities                                           19,750                   9,645
     Transfer agent and regulatory fees                                      7,083                   9,603
     Travel and marketing                                                   47,477                  40,892
                                                                       ------------            ------------

Total general and administrative                                           374,927                 282,319

Net loss                                                               $  (317,263)            $  (276,935)
                                                                       ============            ============

Net loss per share, basic and diluted                                  $     (0.02)            $     (0.02)
                                                                       ============            ------------

                  The accompanying notes are an integral part
                   of these consolidated financial statements.

                          TIMEBEAT.COM ENTERPRISES INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (In Canadian dollars)
                                   (Unaudited)

                                                                        SIX  MONTHS  ENDED  SEPTEMBER  30,
                                                                           2000                     1999
                                                                       ------------            ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                                          $  (317,263)            $  (276,935)
     Adjustments to reconcile net loss to net cash used
     in operating activities:
         Depreciation and amortization                                       5,685                   1,579
     Cash provided by changes in working capital items                      76,832                 (40,552)
                                                                       ------------            ------------
Net cash used in operating activities                                     (234,746)               (315,908)
                                                                       ------------            ------------

CASH PROVIDED BY FINANCING ACTIVITIES:
     Proceeds on issuance of common shares                                     -0-               1,622,545
                                                                       ------------            ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Expenditures on mineral properties                                   (331,792)                 48,991
     Acquisition of capital assets                                         (11,442)                (16,867)
     Release (purchase) of restricted term deposit                             -0-                (205,000)
                                                                       ------------            ------------
 Net cash used in investing activities                                    (343,234)               (172,876)
                                                                       ------------            ------------

Net (decrease) increase in cash and cash equivalents                      (577,980)              1,133,761

CASH AND CASH EQUIVALENTS:
     Beginning of period                                                   861,299                  52,648
                                                                       ------------            ------------

     End of period                                                     $   283,319             $ 1,186,409
                                                                       ============            ============



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

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, and disclosures necessary for a fair presentation of these financial statements have been included. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended March 31, 2000. Results for the six months ended September 30, 2000 are not necessarily indicative of the results that may be expected for any future quarter or for the year ending March 31, 2001.

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

Exchange rates are based upon the noon buying rate in New York City for cable transfers in foreign currencies as certified for custom purposes by the U.S. Federal Reserve Bank of New York. The noon exchange rate on November 3, 2000, reported by the U.S. Federal Reserve Bank of New York was Cdn$.6515 (US$1.00 = Cdn$1.5348).

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

CAUTION

The following discussion contains trend information and other forward-looking statements that involve a number of risks and uncertainties. Our actual future results could differ materially from our historical results of operations and those discussed in the forward-looking statements. All period references are for the respective six month periods ending September 30, 2000 and 1999.

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

In May 2000, we began developing our new Web site called timebeat4teens.com. This Web site is an e-commerce site that will sell jewelry, watches, music, clothing and related items to the young adult market age group between 10 to 24 years old. We believe that by cross-promoting our Web sites, we may be able to reach both parents and their children. Although the Web site is not finished, we have two programmers and have retained the services of a Web site developer. The Web site will be database driven and all items, customer transactions and the functionality will include cold fusion.

We have been receiving merchandise for WWW.TIMEBEAT4TEENS.COM, and the merchandise has been entered into inventory. An account with UPS has been established and software has been provided as well. A merchant account has been approved so that customers may make purchases on credit cards. Timebeat4teens.com has also established relationships with various teen magazines that will assist us in the marketing of our unique site. The Web site should be operational by December 2000.

In September 2000, we launched our auction component of WWW.TIMEBEAT.COM which offers an auction and authentication of time pieces, jewelry and special products. We offer a twelve month assurance guarantee for our buyers, which should increase their confidence in making a purchase. We authenticate the products and issue a certificate of authenticity on each purchase. Our buyers are able to review an independent appraisal of the product being purchased on the auction site. If the buyer is not satisfied at any time within 30 days from the date of purchase, a full refund will be made.

We have only generated minimal revenues since our inception in 1986. As of September 30, 2000, we have an accumulated deficit of $7,761,960. We have suffered significant losses from operations, require additional financing, and need to continue our exploration activities and the development of our Internet e-commerce businesses. Ultimately we need to generate sufficient revenues and successfully attain profitable operations. Our present business operations do not generate sufficient revenues to cover our expenses. We cannot provide assurance that our business operations will be able to do so.

RESULTS OF OPERATIONS

We incurred a net loss of $317,263 for the six months ended September 30, 2000, as compared to a net loss of $276,935 for the six months ended September 30, 1999. Our sales revenues were $22,925 for the six months ended September 30, 2000, as compared to no revenues for the six months ended September 30, 1999. The revenues were generated from sales in our Internet operations, and are net of sales or promotional discounts. Revenue from the sale of fine gold jewelry and watches is recognized when the goods are shipped and received. The cost of goods sold related to these revenues was $9,749, leaving a gross profit margin of $13,176.

The cost of goods sold consisted primarily of the cost of the products, and included such items as inbound and outbound shipping costs. Cost of goods sold is comprised exclusively of the acquisition cost of the merchandise sold inclusive of any import duties. Our inventory is valued at the lower of cost and net realizable value.

In addition, we generated advertising revenue from our Internet operations of $20,594 and interest income of $23,894. For the comparable 1999 period, we generated only interest income of $5,384.

Our general and administrative expenses were $374,927 for the six months ended September 30, 2000, as compared to $282,319 for the six months ended September 30, 1999. We expense web site development expenditures in the year incurred. The increased expenditures were due to the maintaining of two web sites, (WWW.TIMEBEAT.COM and WWW.WATCHZONE.NET) and the design of a third site at www.timebeat4teens.com.

ANTICIPATED TRENDS

We anticipate that the current level of sales will increase during our fiscal year ending March 2001. The expected sales increase is attributable to the increased exposure of our Web sites. Due to our limited operating history and the seasonality of our sales, we are unable to estimate future sales or trends at this time with any reasonable degree of certainty.

LIQUIDITY

During the six months ended September 30, 2000, we used cash of $234,746 for our operating activities, as compared to $315,908 during 1999 quarter. The decrease in the amount of cash used was attributable to generating gross profit from the Web site and lower Web site development costs.

While cash of $1,622,545 was provided by proceeds from the issuance of common shares in the 1999 period, no cash was provided by financing activities during the 2000 quarter. We used cash for investing activities of $343,234 in 2000 and $172,876 in 1999, consisting primarily of expenditures on mineral properties. The mineral property expenditures were related to reclamation of prior exploration activities.

At September 30, 2000, we had working capital of $224,239, as compared to $879,051 at March 31, 2000. The decrease in working capital was caused by continued losses and $331,792 of reclamation expenditures. The decrease in working capital will be partially offset by the return of the restricted term deposit of $205,000 which should occur in the fiscal year 2001.

In November 2000, the Company expects to enter into an investment agreement with Swartz Private Equity, LLC. The investment agreement will entitle the Company to issue and sell, at its option, common stock for up to an aggregate of $25,000,000 from time to time during a three-year period commencing on the effective date of a registration statement (a "Put Right"). Management does not know to what extent it will utilize this method of financing, but believed it to be prudent to have the financing mechanism in place should the need arise. This investment agreement will provide the Company with a financing alternative that can be evaluated against other financing alternatives available to the Company.

In order to invoke a Put Right, the Company must have an effective registration statement on file with the Securities and Exchange Commission registering the resale of the common shares that may be issued as a consequence of the invocation of the Put Right. If the Company does not use the Put Right financing, it will still be obligated to pay a non-usage fee of a maximum of $600,000 over the three-year period. If the Company does not "Put" at least
$1,000,000 worth of common stock to Swartz during each six-month period following the date on which the registration statement is declared effective by the SEC, it must pay Swartz an semi-annual non-usage fee. The fee equals the difference between $100,000 and 10% of the value of the shares of common stock Put to Swartz during that annual period. The fee is due and payable on the last business day of each six calendar month period following the effective date of the registration statement. Each semi-annual non-usage fee is payable to Swartz, in cash, within five (5) business days of the date it accrued. The Company is not required to pay the semi-annual non-usage fee to Swartz in periods it has met the Put requirements. The Company is also not required to deliver the non-usage fee payment until Swartz has paid the Company for all Puts that are due.

During the term of the investment agreement and for one year after its termination, the Company is prohibited from issuing or selling any capital stock or securities convertible into the Company's capital stock for cash in private capital raising transactions or enter into a similar agreement, without obtaining the prior written approval of Swartz. In addition, Swartz has the option for ten (10) days after receiving notice to purchase such securities on the same terms and conditions. This right of first refusal does not apply to acquisitions, option plans, strategic partnerships or joint ventures, or the disposition of a business, product or licence, or a primary underwritten offering of the Company's common stock. The Company preliminarily indicated in its agreement with Swartz that it expects to use the proceeds received from Swartz for legal, accounting and distribution expenses in connection with the investment agreement, the purchase of additional inventory, marketing, staff and general working capital purposes. These purposes were established as of the date of the agreement with Swartz, and the Company has the right to change the purpose for which the funds will be used without giving notice to Swartz.

The Company anticipates raising a minimum of $2,000,000 in capital each year for the next three years through the Swartz Private Equity, LLC agreement and/or other alternative economically prudent instruments. The Company will fund a portion of its capital needs out of expected cash flows from operations. Funding development out of operations may slow growth.

FINANCIAL CONDITION

Our total assets decreased slightly from $6,351,263 at March 31, 2000 to $6,082,148 at September 30, 2000. The decrease was primarily attributable to the decrease in cash used in operations. Correspondingly, our stockholders' equity decreased due to accumulated deficit which increased by the amount of our loss for the six months ended September 30, 2000.

CAPITAL ASSETS

Our capital assets are recorded at cost and are amortized over their estimated useful lives. We use a declining balance method per annum as follows: office equipment 30%, computer equipment 30%, and computer software 30%. For the six months ended September 30, 2000, our total cost of assets was $47,369, with total net book value of $39,230.

PLAN OF OPERATION

MINERAL EXPLORATION. Due to the current price of gold, we anticipate that only a minimal amount of work will be conducted on our properties during the next twelve months. We have no foreseeable plans for our properties other than to maintain the leases and to carry out reclamation work. We estimate the remaining cost of reclamation to be approximately $50,000. We do not anticipate that we will purchase any significant equipment for exploration activities during this time period. We anticipate retaining the services of contractors and other third parties to assist us in our exploration activities. These contractors and other third parties generally use their own equipment and labor and, therefore, we do not anticipate hiring any employees for exploration activities during the next twelve months.

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

INTERNET WEB SITES. During the fiscal year ended 2000, we entered into a number of agreements and alliances which had a positive impact on our Web sites' traffic. To date, however, they have not yet significantly impacted sales. We believe this may be due in part to the seasonal nature of luxury items and because www.watchzone.net, which generated most of the traffic, is not an e-commerce site. We are beginning to see some improvement in the second quarter of the current fiscal year compared to the first quarter. Total sales have increased from $13,632 (three months ended June 30) to $22,925 (six months ended September 30, 2000). Although overall sales are still low, we are hopeful this trend will continue.

For the next twelve months, we intend to focus our resources and efforts on increasing sales and traffic on our Internet Web sites. We will continue our efforts to provide superior service, extended product warranties, establish a high placement with the various search engines, create brand awareness with the intent to leverage that awareness by launching additional Web sites, and to expand into other areas which may offer a higher gross profit margin potential.

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

ADDITIONAL FUNDING

As of September 30, 2000, we had a working capital surplus of $224,239. This amount should increase as we completed a significant amount of reclamation work on the mineral properties and expect the return of the majority of the restricted term deposit of $205,000. In addition, on October 13, 2000, we announced a private placement of 1,400,000 shares and warrants which if completed would generate gross proceeds of $630,000. Although we anticipate a minimal amount of work on our exploration properties during the next twelve months, exploration and reclamation are capital intensive. The cost to complete our objectives relating to the Web sites and our ongoing operation costs are also extensive. For these reasons, we believe we have sufficient working capital for the next nine (9) months.

As a result, we will need external financing implement our plan of operations. Sources of external financing may include bank borrowings and joint ventures, but will most likely be accomplished through future debt and equity offerings. We cannot assure you that financing will be available to us on acceptable terms, or at all. Our failure to obtain additional financing when needed could result in delay or the indefinite postponement of one or both of our business divisions, and the possible loss of your entire investment in us.

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

                  Not Applicable.

ITEM 3.           DEFAULTS UPON SENIOR SECURITIES

                  Not Applicable.

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On September 29, 2000, we held our annual meeting in Vancouver, British Columbia, at which time the following matters were submitted, voted upon, and approved by our shareholders:

1) Re-elected as directors:

         Thomas L. Crom, III        Votes for                    13,094,434
                                    Votes against                     2,975
                                    Votes withheld                  385,780
                                    Not voted                       155,500

         Michele Albo               Votes for                    13,082,634
                                    Votes against                         0
                                    Votes withheld                  400,555
                                    Not voted                       155,500

         Alexander Vileshin         Votes for                    13,094,434
                                    Votes against                         0
                                    Votes withheld                  388,755
                                    Not voted                       155,500

2) Appointment of Campbell, Saunders & Co., Chartered Accountants as auditors:

                                    Vote for                      13,195,56
                                    Votes against                    41,200
                                    Votes withheld                  246,424
                                    Not voted                       155,500

3) Increased  the   authorized  number of options in our Stock  Option Plan from
   2,750,000 to 3,200,000:

                                    Vote for                       2,445,605
                                    Votes against                    737,511
                                    Votes withheld                    23,524
                                    Not voted                     10,432,049

4) Approved the resetting of the exercise price of options which were granted to the following directors:

         a. Thomas L. Crom, III. On August 16, 1999, Mr. Crom was granted 600,000 options to purchase shares of the Company's common stock at an exercise price of Cdn$2.58 per share, which expire on August 16, 2004. In exchange for resetting the exercise price to Cdn$0.76 per share, Mr. Crom agreed to cancel 300,000 options.

         b. Alexander Vileshin. On September 30, 1999, Mr. Vileshin was granted 436,000 options to purchase shares of the Company's common stock at an exercise price of Cdn$1.78 per share, which expire on September 30, 2004. In exchange for resetting the exercise price to Cdn$0.76 per share, Mr. Vileshin agreed to cancel 200,000 options.

         c. Michele Albo. On August 16, 1999, Ms. Albo was granted 100,000 options to purchase shares of the Company's common stock at an exercise price of Cdn$1.73, and on September 30, 1999, Ms. Albo was also granted 350,000 options to purchase shares of the Company's common stock at an exercise price of Cdn$1.78 per share, which expire on August 12, 2004 and September 30, 2004, respectively. In exchange for resetting all exercise prices to Cdn$0.76 per share, Ms. Vileshin agreed to cancel 150,000 options.

                                    Vote for                       2,377,381
                                    Votes against                    792,635
                                    Votes withheld                    36,624
                                    Not voted                     10,432,049

5) Approved the grant of future options and any amendments of stock options:

                                    Vote for                       2,321,985
                                    Votes against                    797,215
                                    Votes withheld                    87,440
                                    Not voted                     10,432,049

6) Approved all corporate acts of the directors during the fiscal year-ended March 21, 2000:

                                    Vote for                     12,853,294
                                    Votes against                   456,705
                                    Votes withheld                   60,190
                                    Not voted                       168,500

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

10.6              Agreement dated January 10, 1996 between the Company and Energex                       n/a(1)<F1>
                  Minerals Ltd.

10.7              Agreement dated June 14, 1996 between the Company and Energex Minerals                 n/a(1)<F1>
                  Ltd.

10.8              Agreement dated December 6, 1996 between the Company and Cheni                         n/a(1)<F1>
                  Resources Inc. and Meota Resources Corp.

10.9              Joint Venture Agreement dated August 1, 1997 between the Company and                   n/a(1)<F1>
                  Antares Mining and Exploration Corporation.

10.10             Minerals  Property  Earn-In  Agreement  dated  July  17,  1997
                  between the Company and Antares Mining and  Exploration Corporation.                   n/a(1)<F1>

10.11             1994 Drilling Results.                                                                 n/a(1)<F1>

10.12             1995 Drilling Results.                                                                 n/a(1)<F1>




   REGULATION                                                                                          CONSECUTIVE
   S-B NUMBER                                         EXHIBIT                                          PAGE NUMBER
10.13             1996 Drilling Results.                                                                 n/a(1)<F1>

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

10.21             Flow-Through Funding and Renunciation Agreement dated December 21,                     n/a(1)<F1>
                  1995 between the Company and Janet Thompson.

10.22             Flow-Through Funding and Renunciation Agreement dated December 21,                     n/a(1)<F1>
                  1995 between the Company and Olza Tien.

10.23             Stock Option Plan dated August 29, 1999.                                                 (2)<F2>

10.24             Letter of Intent dated March 5, 1999, between the Company, Watch Central                 (2)<F2>
                  Corporation and Timebeat.com Inc.

10.25             Agreement dated December 14, 1999 between the Company, Watchzone.net                     (2)<F2>
                  Inc., the management of Watchzone.net Inc., and Timebeat.com Inc.

10.26             Form of Investment Agreement between the Company and Swartz Private                       19
                  Equity, LLC.

27                Financial Data Schedule                                                                   68
---------------------

(1)<F1>  Incorporated by reference to our Annual Report on Form 20-F for the fiscal year ended March 31, 1999, file
         no. 0-29260.
(2)<F2>  To be filed by amendment to the Company's Form 10-KSB for the fiscal year ended March 31, 2000.

                  (B)      REPORTS ON FORM 8-K:  None.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 TIMEBEAT.COM ENTERPRISES INC.
                                 (Registrant)


Date:    November 17, 2000       By:   /S/ THOMAS L. CROM
                                    --------------------------------------
                                    Thomas L. Crom, Corporate Secretary
                                    (Principal financial and accounting officer)