Form 10QSB
period 2000-12-31
TIMEBEAT COM ENTERPRISES INC /
filed 2001-02-20
CIK 1001808

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)
[X]             QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE
                              EXCHANGE ACT OF 1934
         For the quarterly period ended: December 31, 2000

[ ]            TRANSITION REPORT UNDER SECTION 13 OF 15(D) OF THE
                                  EXCHANGE ACT
         For the transition period from _______________ to __________________

                         Commission file number 0-29260

                          TIMEBEAT.COM ENTERPRISES INC.
        (Exact name of small business issuer as specified in its charter)

       TERRITORY OF YUKON                             NOT APPLICABLE
(State or other jurisdiction of                       (IRS Employer
 incorporation or organization)                     Identification No.)

    580 HORNBY STREET, SUITE 200, VANCOUVER, BRITISH COLUMBIA CANADA V6C 3B6
                    (Address of principal executive offices)

                                 (604) 689-4771
                           (Issuer's telephone number)

                                 NOT APPLICABLE
              (Former name, former address and former fiscal year,
                         if changed since last report)

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the last practicable date:

             16,222,202 SHARES OF COMMON STOCK, NO PAR VALUE, AS OF
                                DECEMBER 31, 2000

  Transitional Small Business Disclosure Format (check one);  Yes       No   X
                                                                  -----    -----

                          TIMEBEAT.COM ENTERPRISES INC.

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

     Item 3.      Defaults Upon Senior Securities

     Item 4.      Submission of Matters to a Vote of Security Holders

     Item 5.      Other Information

     Item 6.      Exhibits and Reports on Form 8-K


SIGNATURES

                          TIMEBEAT.COM ENTERPRISES INC.
                           CONSOLIDATED BALANCE SHEETS
                              (In Canadian Dollars)

                                                                       December 31,           March 31,
                                                                           2000                 2000
                                                                       ------------         ------------
                                                                       (Unaudited)

ASSETS

Current assets:
   Cash and cash equivalents                                         $    116,209          $     861,299
   Accounts receivable                                                    119,628                181,643
   Deposits in Trust                                                      117,016                    -0-
   Inventory                                                              203,110                121,906
                                                                      -----------           ------------

         Total current assets                                             555,963              1,164,848

Restricted term deposit                                                    20,000                205,000

Deferred exploration costs                                              5,286,823              4,947,942

Equipment, net                                                             42,275                 33,473
                                                                      -----------           ------------

         Total assets                                                $  5,905,061          $   6,351,263
                                                                      ===========           ============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable and accrued liabilities                          $    335,681          $     285,797

Commitments and contingencies

Stockholders' equity:
   Common stock, no par value, 100,000,000 shares
     authorized, 16,222,202 and 16,217,202 shares
     issued and outstanding at December 31, 2000 and
     March 31, 2000, respectively                                      13,513,963             13,510,163
   Accumulated deficit                                                 (7,944,583)            (7,444,697)
                                                                      -----------           ------------

         Total stockholders' equity                                     5,569,380              6,065,466
                                                                      -----------           ------------

         Total liabilities and stockholders' equity                  $  5,905,061          $   6,351,263
                                                                      ===========           ============


The accompanying notes are an integral part of these consolidated financial statements.

                          TIMEBEAT.COM ENTERPRISES INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                              (In Canadian Dollars)
                                   (Unaudited)

                                                                        NINE  MONTHS  ENDED DECEMBER  31,
                                                                           2000                 1999
                                                                        -----------         -----------
Net sales                                                        $        35,110         $    120,028
Less: Cost of goods sold                                                 (11,857)            (106,692)
                                                                       ----------           ----------
Gross profit margin                                                       23,253               13,336

Other revenue
   Advertising revenue                                                    20,594                  -0-
   Interest income                                                        26,557                8,311
                                                                       ---------            ----------

Total Gross Income                                                        70,404               21,647

General and administrative expenses
     Amortization                                                          8,510                3,227
     Audit and accounting                                                 10,000                7,800
     Consulting                                                          120,738               63,743
     Foreign exchange (gain) loss                                        (15,811)               5,037
     Interest and bank charges                                             2,482                  926
     Legal                                                                68,975               22,729
     Management fees                                                      39,500              131,113
     Office and administration                                            15,192               18,644
     Rent                                                                 41,760               27,419
     Salaries and wages                                                   78,129               10,425
     Shareholder information/advertising                                  85,667               81,667
     Telephone, fax and utilities                                         29,497               17,062
     Transfer agent and regulatory fees                                   13,114               12,303
     Travel and marketing                                                  2,537               67,429
                                                                      ----------            ----------

Total general and administrative                                         570,290              469,524

Net loss                                                         $      (499,886)        $   (447,877)
                                                                      ==========            ==========

Net loss per share, basic and diluted                            $         (0.03)        $      (0.03)
                                                                      ==========            ----------


The accompanying notes are an integral part of these consolidated financial statements.

                          TIMEBEAT.COM ENTERPRISES INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (In Canadian dollars)
                                   (Unaudited)

                                                                            NINE MONTHS ENDED DECEMBER 31,
                                                                            2000                   1999
                                                                       --------------         --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                                          $ (499,886)            $  (447,877)
     Adjustments to reconcile net loss to net cash used
     in operating activities:
         Depreciation and amortization                                      8,510                   3,227
     Cash provided by changes in working capital items                    (86,321)                (91,317)
                                                                        ----------             -----------
Net cash used in operating activities                                    (577,697)               (535,967)
                                                                        ----------             -----------

CASH PROVIDED BY FINANCING ACTIVITIES:
     Proceeds on issuance of common shares                                  3,800               1,622,545
                                                                        ----------             -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Expenditures on mineral properties                                  (338,881)                 48,992
     Acquisition of capital assets                                        (17,312)                (21,685)
     Release (purchase) of restricted term deposit                        185,000                (205,000)
                                                                        ----------             -----------
Net cash used in investing activities                                    (171,193)               (177,693)
                                                                        ----------             -----------

Net (decrease) increase in cash and cash equivalents                     (745,090)                908,885

CASH AND CASH EQUIVALENTS:
     Beginning of period                                                  861,299                  52,648
                                                                        ----------             -----------

     End of period                                                     $  116,209             $   961,533
                                                                        ==========             ===========



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

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, and disclosures necessary for a fair presentation of these financial statements have been included. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended March 31, 2000. Results for the nine months ended December 31, 2000 are not necessarily indicative of the results that may be expected for any future quarter or for the year ending March 31, 2001.

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

                                    2000             1999              1998             1997              1996
                                    ----             ----              ----             ----              ----

Rate At End Of Period:              0.6669           0.6925            0.6504           0.7239            0.7300

Average Rate Of Period:             0.6819           0.6730            0.6740           0.7318            0.7332

High Rate of Period:                0.6969           0.6925            0.7105           0.7472            0.7524

Low Rate of Period:                 0.6410           0.6535            0.6340           0.7155            0.7219


Exchange rates are based upon the noon buying rate in New York City for cable transfers in foreign currencies as certified for custom purposes by the U.S. Federal Reserve Bank of New York. The noon exchange rate on February 9, 2001, reported by the U.S. Federal Reserve Bank of New York was Cdn$0.6626 (US$1.00 = Cdn$1.5090).

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

Under Canadian GAAP the calculation of basic loss per share is calculated using the weighted average number of common shares outstanding during the year. Under United States generally accepted accounting principles basic loss per share is calculated using the weighted average number of shares outstanding during the year. This weighted average number of common shares outstanding excludes any shares that remain in escrow, but may be earned out based on the

Company meeting certain performance criteria. No shares were held in escrow for the years ended March 31, 1998, March 31, 1999 and March 31, 2000.

The United States Financial Accounting Standards Board has issued Statement of Financial Accounting Standards No. 123 ("SFAS No. 123"), "Accounting for Stock-based Compensation", which became effective for fiscal years beginning after December 15, 1995. This statement encourages, but does not require companies to record the compensation cost for stock-based employee compensation plans at fair value at the grant date. The Company has chosen to adopt SFAS No. 123 in accounting for its stock option plan. Canadian GAAP do not require the reporting of any stock based compensation expense in the Company's financial statements.

CAUTION

The following discussion contains trend information and other forward-looking statements that involve a number of risks and uncertainties. Our actual future results could differ materially from our historical results of operations and those discussed in the forward-looking statements. All period references are for the respective nine month periods ending December 31, 2000 and 1999.

OVERVIEW

We were incorporated in the Province of British Columbia, Canada on May 23, 1986. In September 1999, we re-incorporated in the Yukon Territory, Canada, and changed our name from AGC Americas Gold Corp. to Timebeat.com Enterprises Inc. We have two separate business divisions: (1) we are a mineral exploration company exploring for gold and silver worldwide; and (2) we own and operate Internet Web sites which primarily cater to people who have an interest in fine watches, jewelry, high-end gift and other luxury items.

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

In March 1999, we entered the Internet and e-commerce business. We are in the development stage in our Internet e-commerce division. In November 1999, we launched our first Web site, www.timebeat.com. This is an e-commerce Web site that markets and sells watches, jewelry, high-end gift items and other luxury items. In December 1999, in order to increase content and awareness of WWW.TIMEBEAT.COM, we acquired our second Web site, WWW.WATCHZONE.NET. This is an informational Web site which allows consumers the ability to gather and exchange information in chat forums and from existing publications, news and press releases, manufacturer's literature, and product demonstrations and evaluations.

In May 2000, we began developing our new Web site called timebeat4teens.com. This Web site is an e-commerce site that will sell jewelry, watches, music, clothing and related items to the young adult market age group between 10 to 24 years old. We believe that by cross-promoting our Web sites, we may be able to reach both parents and their children. Although the Web site is not finished, we have two programmers and have retained the services of a Web site developer. The Web site will be database driven.

We have been receiving merchandise for WWW.TIMEBEAT4TEENS.COM, and the merchandise has been entered into inventory. An account with UPS has been established and software has been provided as well. A merchant account has been approved so that customers may make purchases on credit cards.
Timebeat4teens.com has also established relationships with various teen magazines that will assist us in the marketing of our unique site. The Web site should be operational by February 2001.

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

In December 2000, we signed a licensing agreement with eBay (NASDAQ: EBAY), the world's leading online trading community. eBay users will be able to access content from our Web site WWW.WATCHZONE.NET. We are hopeful this will result in an increased number of visitors to our Web site.

We have only generated minimal revenues since our inception in 1986. As of December 31, 2000, we have an accumulated deficit of $7,944,583. We have suffered significant losses from operations, require additional financing, and need to continue our exploration activities and the development of our Internet e-commerce businesses. Ultimately we need to generate sufficient revenues and successfully attain profitable operations. Our present business operations do not generate sufficient revenues to cover our expenses. We cannot provide assurance that our business operations will be able to do so.

RESULTS OF OPERATIONS

We incurred a net loss of $499,886 for the nine months ended December 31, 2000, as compared to a net loss of $447,877 for the nine months ended December 30, 1999. Our gross income was $70,404 for the nine months ended December 31, 2000, as compared to $21,647 for the nine months ended December 31, 1999. This increase is attributable to being open for a longer period of time in the current fiscal year, additional revenue from advertising, and an improved gross profit margin. The increase in gross profit margin was due to our continued shift in emphasis from the sale of items which have lower profit margins to items which have higher profit margins. The revenues were generated from sales in our Internet operations, and are net of sales or promotional discounts. Revenue from the sale of fine gold jewelry and watches is recognized when the goods are shipped and received.

The cost of goods sold consisted primarily of the cost of the products, and included such items as inbound and outbound shipping costs. Cost of goods sold is comprised exclusively of the acquisition cost of the merchandise sold inclusive of any import duties. Our inventory is valued at the lower of cost and net realizable value.

In addition, we generated advertising revenue from our Internet operations of $20,594 and interest income of $26,557. For the comparable 1999 period, we generated only interest income of $8,311.

Our general and administrative expenses were $570,290 for the nine months ended December 31, 2000, as compared to $469,524 for the nine months ended December 31, 1999. We expense Web site development expenditures in the year incurred. The increased expenditures were due to the maintaining of two web sites,( WWW.TIMEBEAT.COM and WWW.WATCHZONE.NET ) and the design of a third site at www.timebeat4teens.com compared to only one site in 1999. This expense is reflected in higher consulting fees which increased from $63,743 in 1999 to $120,738 in 2000. The trend for higher consulting is expected to continue through February 2001 which is the projected launch date for the teen.site. Legal fees increased from $22,720 in 1999 to $68,975 in 2000 as the Company incurred additional legal fees for filing in the US and the $25,000,000 equity line. The trend for higher legal fees is expected through at least April 2001 as the Company will continue to incur legal fees associated with the equity line and the change of legal domicile to the United States.

ANTICIPATED TRENDS

Due to our limited operating history and the seasonality of our sales, we are unable to estimate future sales or trends at this time with any reasonable degree of certainty.

LIQUIDITY

During the nine months ended December 31, 2000, we used cash of $577,697 for our operating activities, as compared to $535,967 for the period in 1999. The decrease in the amount of cash used was attributable to generating gross profit from the Web site and lower Web site development costs. While we received proceeds of $1,622,545 from the issuance of our common stock during the period in 1999, we received only $3,800 from financing activities during the 2000 period. Our cash for investing activities was $171,193 for the current period, as compared to $177,693 for the period in 1999, which consisted primarily of expenditures on our mineral properties. The mineral property expenditures were related to reclamation of prior exploration activities.

At December 31, 2000, we had working capital of $220,282, as compared to $879,051 at March 31, 2000. The decrease in working capital was caused by continued losses and $345,185 of reclamation expenditures. The decrease in working capital was partially offset by the return of the majority of the restricted term deposit of $180,000.

FINANCIAL CONDITION

Our total assets decreased slightly from $6,351,263 at March 31, 2000 to $5,905,061 at December 31, 2000. The decrease was primarily attributable to the decrease in cash used in operations. Correspondingly, our stockholders' equity decreased due to the accumulated deficit which increased by the amount of our loss for the nine months ended December 31, 2000.

CAPITAL ASSETS

Our capital assets are recorded at cost and are amortized over their estimated useful lives. We use a declining balance method per annum as follows: office equipment 30%, computer equipment 30%, and computer software 30%. For the nine months ended December 31, 2000, our capital assets had a total net book value of $42,275.

SEASONALITY

The sale of fine watches, jewelry, high-end gift and other luxury items is seasonal in nature, with cash flows typically peaking in the fall and winter months and reaching their lows in the summer and spring months. We expect future sales to follow this pattern. Accordingly, comparisons of quarterly information of our results of operations may not be indicative of our overall performance.

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

INTERNET WEB SITES. During the fiscal year ended 2000, we entered into a number of agreements and alliances which had a positive impact on our Web sites' traffic. To date, however, they have not yet significantly impacted sales. We believe this may be due in part to the seasonal nature of luxury items and because www.watchzone.net, which generated most of the traffic, is not an e-commerce site. We saw some improvement in the third quarter of the current fiscal year compared to the second quarter. Total sales increased from $22,925 for the six months ended September 30, 2000 to $35,110 for the nine months ended December 31, 2000.

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

In an effort to increase sales in the short-term, we intend to complete our auction service to differentiate our Web site from other luxury Web sites which sell comparable items. We also believe that an auction service will appeal to our existing the customers. In the long-term, we will focus on establishing additional strategic alliances and continuing our marketing and advertising to accelerate the adoption of our brand name and services. We do not expect to purchase any significant equipment during the next twelve months. We may hire full-time employees if we grow during the next twelve months and if we able to sell shares of our common stock to Swartz.

CHANGE OF DOMICILE

We are in the process of seeking shareholder approval to change our domicile from the Yukon Territory to the State of Wyoming, and thereafter to the State of Nevada. We believe there are several reasons for the change of domicile. Under the investment agreement with Swartz, we may issue and sell up to an aggregate of US$25,000,000 of common stock from time to time during a three-year period. Although we do not know the extent to which we will utilize this method of financing, the investment agreement requires that we issue shares of common stock prior to receiving payment. This is not permitted by the corporate laws of the Yukon Territory, but it is permitted by the corporate laws of the State of Nevada. In addition, we no longer have a significant connection with Canada. Our operations take place outside of Canada and the majority of our shareholders reside in the United States. Also, we believe the change of domicile will improve our access to the capital markets within the United States and should enhance our ability to attract highly-skilled employees. At this time, we are preparing the proxy materials and scheduling a shareholders' meeting. We can offer you no assurance that our shareholders will approve the change of domicile.

ADDITIONAL FUNDING

As of December 31, 2000, we had a working capital surplus of $220,282. This amount should increase as we completed a significant amount of reclamation work on the mineral properties and expect the return of the majority of the restricted term deposit of $20,000. In addition, in January

2001, we conducted a private placement of 2,000,000 shares and warrants which generated gross proceeds of $945,000. Although we anticipate a minimal amount of work on our exploration properties during the next twelve months, exploration and reclamation are capital intensive. The cost to complete our objectives relating to the Web sites and our ongoing operation costs are also extensive. For these reasons, we believe we have sufficient working capital for the next nine (9) months.

As a result, we will need external financing implement our plan of operations. On November 16, 2000, we entered into an investment agreement with Swartz Private Equity, LLC. The investment agreement entitles us to issue and sell our common stock from time to time for up to an aggregate of $25 million. This financing allows us to issue common stock and warrants at our discretion as often as monthly as funds are needed in amounts based upon certain market conditions, and subject to an effective registration statement. The pricing of each common stock sale is based upon current market prices at the time of each drawdown, and we may set a floor price for the shares at our discretion.

There is no assurance that this financing arrangement will enable us to implement our long-term growth strategy. Accordingly, our sources of financing are uncertain if the desired proceeds from the Swartz equity financing arrangement is not obtained. Our failure to obtain additional financing when needed could result in delay or the indefinite postponement of one or both of our business divisions, and the possible loss of your entire investment.

FORWARD-LOOKING STATEMENTS

Certain statements in this Quarterly Report on Form 10-QSB, our Annual Report on Form 10- KSB for our fiscal year ended March 31, 2000, our Annual Report to Shareholders, as well as statements made by us in periodic press releases, oral statements made by our officials to analysts and shareholders in the course of presentations about ourselves, constitute "forward-looking statements" within the meaning of the Private Securities Litigation Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties, and other factors that may cause the actual results, performance or achievements of us to be materially different from any future results, performance or achievements expressed or implied by the forward looking statements. Such factors include, among other things, (1) general economic and business conditions; (2) interest rate changes; (3) the relative stability of the debt and equity markets; (4) competition; (5) the availability and cost of the products used in our Web sites; (6) demographic changes; (7) government regulations particularly those related to Internet commerce; (8) required accounting changes; (9) equipment failures, power outages, or other events that may interrupt Internet communications; (10) disputes or claims regarding our proprietary rights to our software and intellectual property; and (11) other factors over which we have little or no control.

                           PART II - OTHER INFORMATION

ITEM 1.           LEGAL PROCEEDINGS

                  Not Applicable.

ITEM 2.           CHANGES IN SECURITIES

                  In November 2000, a director exercised an option to purchase shares of our common stock and we issued the director 5,000 shares in exchange for payment of $3,800.

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

      4.4         Sample Purchase Warrants.                                                          n/a(1)

      4.5         Sample Purchase Options.                                                           n/a(1)

     10.1         Letter Agreement dated October 10, 1993 between the Company and                    n/a(1)
                  Energex Minerals Ltd. regarding the JD Property (Amendment).

     10.2         Agreement dated July 7, 1994 between the Company and Floralynn                     n/a(1)
                  Investments Ltd.





   REGULATION                                                                                     CONSECUTIVE
   S-B NUMBER                                         EXHIBIT                                     PAGE NUMBER


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

     10.18        Flow-Through Funding and Renunciation Agreement dated December 21,                 n/a(1)<F1>
                  1995 between the Company and Sandy Lynn Gammon.

     10.19        Flow-Through Funding and Renunciation Agreement dated December 21,                 n/a(1)<F1>
                  1995 between the Company and Lorraine McWilliams.

     10.20        Flow-Through Funding and Renunciation Agreement dated December 21,                 n/a(1)<F1>
                  1995 between the Company and Thomas Mitchell.

     10.21        Flow-Through Funding and Renunciation Agreement dated December 21,                 n/a(1)<F1>
                  1995 between the Company and Janet Thompson.

     10.22        Flow-Through Funding and Renunciation Agreement dated December 21,                 n/a(1)<F1>
                  1995 between the Company and Olza Tien.

     10.23        Stock Option Plan dated August 29, 1999.                                              18





   REGULATION                                                                                     CONSECUTIVE
   S-B NUMBER                                         EXHIBIT                                     PAGE NUMBER


     10.24        Letter of Intent dated March 5, 1999, between the Company, Watch Central             26
                  Corporation and Timebeat.com Inc.

     10.25        Agreement dated December 14, 1999 between the Company, Watchzone.net                 28
                  Inc., the management of Watchzone.net Inc., and Timebeat.com Inc.

     10.26        Form of Investment Agreement between the Company and Swartz Private                n/a(2)<F2>
                  Equity, LLC.

     10.27        Malaspina Consultants Inc. Term Sheet office lease dated August 27, 1998.            37

     10.28        Timebeat.com Asset Acquisition Agreement of Watchzone.net and
                  Watchzone.tv dated November 1, 2000                                                  41

---------------------

(1) Incorporated by reference to our Annual Report on Form 20-F for the fiscal year ended March 31, 1999, file no. 0-29260.

(2) Incorporated by reference to our Quarterly Report for the period ended September 30, 2000, file no. 0-29260.

                  B)       REPORTS ON FORM 8-K:  None.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  TIMEBEAT.COM ENTERPRISES INC.
                                  (Registrant)


Date:    February 20, 2001        By:  /s/ Thomas L. Crom
                                     ---------------------------------------
                                    Thomas L. Crom, Corporate Secretary
                                    (Principal financial and accounting officer)