Form 10QSB/A
period 2000-12-31
TIMEBEAT COM ENTERPRISES INC /
filed 2001-02-28
CIK 1001808

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB
                                AMENDMENT NO. 1


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

ADDITIONAL FUNDING

As of December 31, 2000, we had a working capital surplus of $220,282. This amount should increase as we completed a significant amount of reclamation work on the mineral properties and expect the return of the majority of the restricted term deposit of $20,000. In addition, in January

2001, we completed a private placement of 1,050,000 shares and 1,050,000warrants which generated gross proceeds of $472,500. Certain officers and directors participated in this private placement which was originally announced on October 13, 2000. Although we anticipate a minimal amount of work on our exploration properties during the next twelve months, exploration and reclamation are capital intensive. The cost to complete our objectives relating to the Web sites and our ongoing operation costs are also extensive. For these reasons, we believe we have sufficient working capital for the next nine (9) months.


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

     10.19        Flow-Through Funding and Renunciation Agreement dated December 21,                 n/a(1)<F1>
                  1995 between the Company and Lorraine McWilliams.

     10.20        Flow-Through Funding and Renunciation Agreement dated December 21,                 n/a(1)<F1>
                  1995 between the Company and Thomas Mitchell.

     10.21        Flow-Through Funding and Renunciation Agreement dated December 21,                 n/a(1)<F1>
                  1995 between the Company and Janet Thompson.

     10.22        Flow-Through Funding and Renunciation Agreement dated December 21,                 n/a(1)<F1>
                  1995 between the Company and Olza Tien.

     10.23        Stock Option Plan dated August 29, 1999.                                           n/a(3)<F3>





   REGULATION                                                                                     CONSECUTIVE
   S-B NUMBER                                         EXHIBIT                                     PAGE NUMBER


     10.24        Letter of Intent dated March 5, 1999, between the Company, Watch Central           n/a(3)<F3>
                  Corporation and Timebeat.com Inc.

     10.25        Agreement dated December 14, 1999 between the Company, Watchzone.net               n/a(3)<F3>
                  Inc., the management of Watchzone.net Inc., and Timebeat.com Inc.

     10.26        Form of Investment Agreement between the Company and Swartz Private                n/a(2)<F2>
                  Equity, LLC.

     10.27        Malaspina Consultants Inc. Term Sheet office lease dated August 27, 1998.          n/a(3)<F3>

     10.28        Timebeat.com Asset Acquisition Agreement of Watchzone.net and
                  Watchzone.tv dated November 1, 2000                                                n/a(3)<F3>

---------------------

<F1>
(1) Incorporated by reference to our Annual Report on Form 20-F for the fiscal year ended March 31, 1999, file no. 0-29260.
<F2>
(2) Incorporated by reference to our Quarterly Report for the period ended September 30, 2000, file no. 0-29260.
<F3>
(3) Incorporated by reference to our Quarterly Report for the period ended December 31, 2000, file no. 0-29260.

                  B)       REPORTS ON FORM 8-K:  None.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  TIMEBEAT.COM ENTERPRISES INC.
                                  (Registrant)


Date:    February 28, 2001        By:  /s/ Thomas L. Crom
                                     ---------------------------------------
                                    Thomas L. Crom, Corporate Secretary
                                    (Principal financial and accounting officer)