Form 10KSB
period 2001-03-31
TIMEBEAT COM ENTERPRISES INC /
filed 2001-10-12
CIK 1001808

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB


|X|      ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
         OF 1934
                    FOR THE FISCAL YEAR ENDED MARCH 31, 2001

| | TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                         Commission file number: 0-29260

                          TIMEBEAT.COM ENTERPRISES INC.
                 (Name of small business issuer in its charter)

       TERRITORY OF YUKON, CANADA                          APPLIED FOR
    (State or other jurisdiction of                      (I.R.S. Employer
     incorporation or organization)                     Identification No.)

    580 Hornby Street, Suite 900, Vancouver, British Columbia V6C 3B6 Canada
    (Address of principal executive offices)                 (Zip Code)

         Issuer's telephone number, including area code: (604) 689-4771

       Securities registered under Section 12(b) of the Exchange Act: None

         Securities registered under Section 12(g) of the Exchange Act:

                           COMMON STOCK, NO PAR VALUE

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to the filing requirements for the past 90 days. Yes       No   x

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.[ ]

           Issuer's revenues for its most recent fiscal year: $57,287

 Aggregate market value of the voting stock held by non-affiliates of the issuer as of October 2, 2001: $6,192,504.50

      Number of shares outstanding of issuer's common stock, no par value, as of October 2, 2001: 17,999,370

                    Documents incorporated by reference: None

    Transitional Small Business Disclosure Format (check one): Yes    No  X
                                                                  ---    ---

Exhibit index on consecutive page 24                         Page 1 of 62 Pages

                                     PART I


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


ITEM 1.     DESCRIPTION OF BUSINESS.
--------------------------------------------------------------------------------


INTRODUCTION

Unless the context otherwise requires, the terms "we", "our" and "us" refers to Timebeat.com Enterprises Inc.

We own and operate several Internet Web sites which primarily cater to people who have an interest in fine watches, jewelry, clothing, high-end gift and other luxury items. On August 14, 2001, our shareholders approved a change in our domicile from the Yukon Territory to the State of Wyoming, and thereafter to the State of Nevada. We are in the process of completing the transaction and becoming a Nevada corporation.

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

MINERAL EXPLORATION ACTIVITIES

In early 1993, we entered into the mineral exploration business to acquire, explore, and if warranted, develop mineral properties. On May 17, 1994, we changed our name to AGC Americas Gold Corp. to reflect our involvement in mineral exploration. We have acquired and subsequently abandoned several mineral properties in pursuit of this business. During the fiscal year ended March 31, 2001, we discontinued our mineral exploration activities to focus our efforts on our Internet operations wrote down accumulated expenditures to $1. We still hold the following mineral interests:

o JD GOLD-SILVER PROPERTY. Under an agreement with Energex Minerals Ltd., dated October 8, 1993, and amended October 13, 1993, we acquired 24 gold and silver claims in the Toodoggone area of the Omineca Mining Division in the Province of British Columbia, Canada, in exchange for payment of Cdn$45,000 and the issuance of 125,000 shares of common stock, with a deemed value of Cdn$0.25 per share. Energex Minerals Ltd. initially retained a 15% net profit interest in the claims. We also paid George F. Nicholson a finder's fee of Cdn$7,625 by issuing him 30,500 shares of common stock at a deemed value of Cdn$0.25 per share.

         We subsequently acquired the 15% net profit interest from Energex Minerals Ltd. for payment of Cdn$12,500 and the issuance of 100,000 shares of common stock. So long as the property is not in production, we are also required to pay Energex Minerals Ltd. a fixed annual royalty prior to December 31st of Cdn$3,588. As of October 2, 2001, we have paid all annual royalties to Energex Minerals Ltd.

         In 1995, 1996 and 1997, we acquired other claims surrounding the JD Gold-Silver property by staking property which was not previously owned.

o AL AND LAWYERS PROPERTIES. By a letter of intent dated December 6, 1996 with Cheni Resources Inc., we received the right to earn an undivided 100% interest in the AL and Lawyers properties comprising 22,645 acres in the Omineca Mining Division, and located 12 kilometers south of the JD Gold-Silver Property. The property may contain gold, silver, copper and other minerals. In exchange for this right, we were required to (1) make annual lease payments on or before December 31st of Cdn$18,000 to the Government of British Columbia, (2) issue 400,000 shares of common stock to Cheni Resources Inc., in separate amounts of 300,000 and 100,000 shares, (3) pay Cheni Resources Inc. Cdn$10,000, and (4) incur Cdn$500,000 in exploration expenditures on the property. As of December 31, 2000, we fully performed our obligations and paid Cheni Resources Inc. Cdn$30,000 in lieu of issuing 100,000 shares of common stock.

         Accordingly, we own an undivided 100% interest in the AL and Lawyers properties subject to the following royalty interests: the AL property remains subject to a 7% initial production royalty and a 0.25% net smelter royalty interest on mined and milled in excess of 250,000 tons payable to Cameron Scott and Barry Price; both properties are subject to the aggregated 15% net profit royalty payable to Kinross Gold Corporation, Energex Minerals Ltd., and Cheni Resources Inc; and the Lawyer property remains subject to a 2% net smelter royalty payable to Cheni Resources Inc. (1.9%) and Meota Resources Corp. (0.1%). Cheni Resources Inc. is responsible for all reclamation required from activities performed up to December 6, 1999.

We propose to maintain our interest in these properties and find a joint venture partner. The cost of maintaining these properties is less than US$10,000 per year for the next few years.

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

INTERNET WEB SITE TIMEBEAT.COM

On March 5, 1999, we entered into a letter of intent with Watch Central Corporation and Timebeat.com Inc., our wholly owned non-public subsidiary which we incorporated in the State of Nevada on March 17, 1999. Under the letter of intent, we paid Watch Central Corporation US$50,000 in exchange for its services to design, develop, beta test and implement an e-commerce Web site that would market, sell and repair fine gold jewelry and watches. We also pay Watch Central Corporation US$3,000 a month for consulting services and US$2,000 a month for rent. Watch Central Corporation subsequently became an affiliate as Alexander Vileshin is an officer and director for both us and Watch Central Corporation. In September 1999, we re-incorporated in the Yukon Territory, Canada, and changed our name to Timebeat.com Enterprises Inc. to reflect our new e-commerce focus.

We launched our Web site in November 1999 and offer for sale brand name high quality watches and jewelry. Since we do not maintain an inventory of watches, we rely upon our contacts in the wholesale watch industry to purchase a watch the same day it is ordered on our Web site. We cannot assure you that we will be able to purchase products on the same day, or maintain our existing contracts. We do maintain an inventory of jewelry. We use and rely upon the information provided by each manufacturer to describe the products on our Web site.

In September 2000, we launched our auction component of WWW.TIMEBEAT.COM which offers an auction and authentication of time pieces, jewelry and special products. We offer a twelve month assurance guarantee for our buyers, which we believe will increase their confidence in making a purchase. We authenticate the products and issue a certificate of authenticity on each purchase. Our buyers are also able to review an independent appraisal of the product being purchased. If a buyer is not satisfied at any time within 30 days from the date of purchase, a full refund will be made.

INTERNET WEB SITE WATCHZONE.NET

In December 1999, in order to increase content and awareness of WWW.TIMEBEAT.COM, we acquired our second Web site, WWW.WATCHZONE.NET. Under an agreement dated December 14, 1999, we acquired the Web site and all related assets from Watchzone.net Inc., a Colorado corporation. In exchange for the acquisition, we gave certain watches and jewelry to each member of the management of Watchzone.net Inc with an aggregate value of US$10,988. Each member of the management also signed a two year agreement to provide consulting services to us in exchange for options, a percentage of all advertising generated by the Watchzone.net banner advertising program, and the right to purchase any new watch each year for actual dealer cost. Also, if Timebeat.com Inc., our wholly-owned subsidiary, ceases to do business at any time before December 14, 2001, then we agreed to transfer the Web site and related assets back to the management of Watchzone.net Inc.

In November 2000, we entered into another agreement with the management of Watchzone.net Inc., which modified and replaced the original agreement. Under this agreement, we will receive all of the advertising revenue and will own the Web site even if Timebeat.com Inc. ceases to do business. In exchange, we granted an additional 75,000 options at a price of $0.56 per share, and repriced the previous options at $0.56 per share. We also made total cash payments of US$8,436 in exchange for the domain name Watchzone.tv, non-compete provisions, and for advertising on our other Web sites.

WWW.WATCHZONE.NET is an informational Web site which allows consumers the ability to gather and exchange information in chat forums and from existing publications, news and press releases, manufacturers' literature, and product demonstrations and evaluations. Although we do receive some revenue from advertising sales, the primary purpose of WWW.WATCHZONE.NET is to increase awareness of WWW.TIMEBEAT.COM.

In December 2000, we signed a licensing agreement with eBay, Inc. (NASDAQ:
EBAY), the world's leading online trading community. Under this agreement, eBay users will be able to access content from WWW.WATCHZONE.NET. We are hopeful this will result in an increased number of visitors to our Web site.

INTERNET WEB SITE TIMEBEAT4TEENS.COM

In June 2000, we launched our new Web site called WWW.TIMEBEAT4TEENS.COM. This Web site is an e-commerce site that sells jewelry, watches, music, clothing and related items to the young adult market age group between 10 to 24 years old. We believe that by cross-promoting our Web sites, we may be able to reach both parents and their children. The Web site is database driven and all items, customer transactions and the functionality is based upon the Coldfusion platform. We have established relationships with various teen magazines to assist us in the marketing of our Web site.

WWW.TIMEBEAT4TEENS.COM hosts over 70 virtual stores offering approximately 15,000 products including fashions from leading apparel manufacturers such as Trina Trk, Cottondale - Paris, Nannette Lepore, XOXO, Rem Garson, and over 3,500 different name brand men's and women's fragrances. We have an array of shoes, lingerie and handbags from manufacturers such as Steve Madden, Tuanh, Leah Aiken, Shirley of Hollywood, Leg Ave, Chateau, Leah Aiken, Moyna and Teresa Findlay. We also provide hotel and travel packages.

On February 25, 2001, we entered into a Consulting Agreement with Palm Beach Consulting Corp. Palm Beach Consulting Corp. is owned and operated by Jack Stein, the husband of our director, Michele Albo. Under the agreement, we pay Palm Beach Consulting $650 per month as rent for a showroom and storage space for our inventory sold on WWW.TIMEBEAT4TEENS.COM. The space is approximately 300 square feet. Palm Beach Consulting has also agreed to provide consulting services on an as needed basis for compensation to be determined. The term of the agreement is one year.

In July 2001, we entered into a Perfume Agreement with Palm Beach Perfumery, Inc., whereby Palm Beach Perfumery will process and distribute our first two fragrances. We have selectively test marketed the fragrances over the last two months, and we are in the process of applying for trademark protection. We anticipate launching our fragrances in October 2001.

CUSTOMERS

We market our Web sites to a broad range of customers that vary in age and geographic location. To date, we have had limited sales to a limited number of customers. Our e-commerce Web site, WWW.TIMEBEAT.COM, targets the affluent consumer and avid watch collector. Our informational Web site, www.watchzone.net, is also for the avid watch collector and enthusiast. Our new Web site, WWW.TIMEBEAT4TEENS.COM, targets the young adult market age group between 10 to 24 years old. By cross-promoting our Web sites, we hope to increase our customer base.

KEY ALLIANCES AND RELATIONSHIPS

We intend to establish additional relationships with a number of companies to accelerate the adoption of our brand name and our services. We believe that establishing strategic relationships will facilitate our brand awareness and provide early access to emerging technologies and new customers. Some of our existing relationships include the following:

        o DealTime.com, which is an independent comparison shopping service that lists products and prices from our competitors; and

        o WeddingNetwork.com, which is a comprehensive wedding resource Web site designed to assist couples in planning weddings.

SALES AND MARKETING

We believe that traditional retailers for luxury and premium products in the United States today can be grouped as follows:

        o High-end department stores and jewelry stores that often strive to provide a high level of customer service and a knowledgeable sales staff, but typically offer a limited selection of mid-range to high-end products;

        o National department stores that tend to carry broad selections of low-end to mid-range products from brands that are complementary to the stores' other offerings, but typically offer limited product-specific customer service;

        o Specialty and single brand stores, which are retail locations that carry a broad selection of specific product categories, but are limited to the geographic region in which the few physical stores are located; and

        o Boutiques, which are small stores, often located in malls, that generally carry a selection of the latest trends in lower-priced fashion products and accessories.

We believe that traditional store-based retailers face a number of the following challenges in providing a satisfactory shopping experience for buyers of luxury and premium products:

        o Limited Selection. Selection is limited because physical retail space limits the number of styles and the amount of product inventory that may be carried by any one store. In addition, the significant carrying costs of physical inventory in multiple store locations require traditional store- based retailers to focus their product selection on the most popular products which produce the highest inventory turns, further limiting consumer selection.

        o High Operating Cost. Traditional store-based retailers have a high operating cost. Most of the leading luxury and premium product retailers are located either in the most exclusive and expensive shopping locales or in high-cost retail outlets or malls, both of which must be in close proximity to the target consumers. The location of these retailers is directly attributed to serving customers who are willing to physically visit their stores. Traditional retailers sell luxury products often at a significantly higher price than wholesale to cover the high operating cost. As a result, consumers ultimately pay for the higher costs of the retail store.

        o Time Constraints. The needs and time commitments of consumers are changing. Increasingly, luxury goods are appealing to a broader, more time-constrained consumer base that is not willing or able to spend the time necessary to shop in traditional store-based retail locations.

        o Limited Knowledge. In many cases, consumers are served by employees with limited knowledge regarding the features of the products they sell, whether due to high employee turnover, limited training or other factors.

Put simply, traditional store-based retailers can only serve those consumers who have convenient access to their stores. The store-based retailers must open new stores to serve additional geographic areas, resulting in significant investments in inventory, physical space, leasehold improvements and the hiring and training of store personnel. We believe these challenges limit the traditional store-based retailers from offering an extensive selection of luxury and premium products, a broad geographic coverage and convenient access, and a staff which is sufficiently knowledgeable. We believe consumers often do not find shopping for luxury and premium products to be a convenient or enjoyable experience.

Our online store is designed to provide consumers with a convenient and enjoyable shopping experience in a Web- based retail environment. The key components are:

         o Broad Product Selection. We offer a broad selection of luxury and premium products which would be economically and physically difficult to offer in a traditional store. This allows us to efficiently adjust our product mix and merchandising strategy. We offer a selection from several leading brands, in addition to brands which are difficult to find in traditional retail outlets. We believe that our wide selection and competitive prices increase the likelihood of a purchase.

         o Product Information. Our Web sites display detailed product descriptions and product photos. Our goal is to provide the consumer with product information to assist the consumer in making an educated and satisfactory purchase.

         o Customer Service. We are committed to providing customers with a high level of personalized service. Our customer service representatives are available over the telephone and through e-mail, and are trained to answer a broad array of questions regarding product styles, features, technical specifications, as well as product recommendations. Before shipping a product, we inspect each product, and in the case of watches, set the time and date for the customer. In addition, we offer complimentary gift-wrapping and same-day shipping on orders placed before 4:00 p.m. Eastern Standard Time and free standard overnight shipping in the United States. We offer a 60-day return policy on new watches, and a 30-day return policy on all other products to ensure customer satisfaction. We also offer our watch customers a certification of authenticity, repair and battery replacement services and a Timebeat.com warranty for the length of the manufacturer's warranty plus an additional two years.

         o Geographic Location. By selling online, we are able to sell reach consumers throughout the U.S. and worldwide. Consumers are able to go to one location and find an extensive selection of products and information as compared to visiting several stores with limited product offerings.

We believe that the importance of brand recognition will increase as more companies engage in commerce over the Internet. The development and awareness of the Timebeat.com brand will depend largely on our ability to allocated our resources to successfully develop and implement effective advertising and marketing efforts. We will not be successful in promoting and maintaining our brand if customers do not perceive us as an effective channel for purchases.

RESEARCH AND DEVELOPMENT

We do not spend a significant amount of time or money on research and development. Instead, we rely heavily on third parties for essential business operations, including: Internet access; development of software for new Web site features; content; and telecommunications. Our Web sites are hosted through the following companies:

         o        www.timebeat.com is hosted by Beyond Solutions Inc. in St.
                  Joseph, Missouri;

         o www.watchzone.net is hosted by HyperMart Network in Seattle, Washington; and

         o www.timebeat4teens.com is hosted by Advances.com in Fort Lauderdale, Florida.

We have limited control over these third parties, and we are not their only client. We may not be able to maintain satisfactory relationships with any of them on acceptable commercial terms. We cannot be certain that the quality of products and services that they provide may remain at the levels needed to enable us to conduct our business effectively.

COMPETITION

The e-commerce and Web site industries on the Internet are intensely competitive, highly fragmented and rapidly changing. There are many individuals and companies which are engaged in these businesses, some of which are very large, companies with substantial capabilities and long-term earning records. Some of our competitors include Ashford.com for watches and jewelry, eBay.com for auctions, and Alloy.com for the young adult market. We expect future competition to intensify given the relative ease with which new Web sites can be developed.

We also compete with traditional outlets and high-end department stores such as Saks Fifth Avenue and Neiman Marcus, jewelers such as Zales and national department stores such as Macy's. We also compete with manufacturers of our products that decide to sell directly to the customers, either through physical retail outlets or through an online store. Traditional store-based retailers also enable customers to see and feel products in a manner that is not possible over the Internet.

We believe the following are the principal competitive factors in our markets:

         o        brand recognition;

         o        selection;

         o        convenience of location;

         o        order delivery performance;

         o        customer service; and

         o        price.

Many of our current and potential traditional store-based and online competitors have longer operating histories and larger customer or user bases. This, in turn, means that they have greater brand recognition and significantly greater resources than we do. Many of these current and potential competitors can devote substantially more resources to Web site and systems development than we can. In addition, larger, well-established companies may acquire, invest in or form joint ventures with our online competitors. Our competitors may be able to secure products from vendors on more favorable terms, fulfill customer orders more efficiently and adopt more aggressive pricing or inventory policies than we can. There can no assurance that we will be successful in our operations.

GOVERNMENT REGULATION

There are currently few laws or regulations that apply directly to the Internet. Due to the increasing popularity of the Internet, it is possible that a number of local, state, national or international laws and regulations may be adopted with respect to issues such as the pricing of services and products, advertising, user privacy, intellectual property, information security, or anti-competitive practices over the Internet. In addition, tax authorities in a number of states are currently reviewing the appropriate tax treatment of companies engaged in Internet commerce. New state tax regulations may subject us to additional state sales, use, and income taxes. Because our business is dependent on the Internet, the adoption of any such laws or regulations may decrease the growth of Internet usage or the acceptance of Internet commerce that could, in turn, decrease the demand for our services and increase costs or otherwise have a material adverse effect on our business, results of operations, and financial condition. To date, we have not spent significant resources on lobbying or related government affairs issues, but we may need to do so in the future.

POTENTIAL ACQUISITIONS

FRONTLINE PERFORMANCE, INC.

On April 12, 2001, we entered into a letter of intent with Frontline Performance, Inc., a California corporation ("Frontline") that designs apparel for professional dancers and cheerleaders, and for those with an active lifestyle. Under the letter of intent, we have the right to acquire Frontline by exchanging 312,500 shares of our common stock for all of the issued and outstanding shares of Frontline. If we acquire Frontline, we will also have to pay US$200,000 which would be used to reduce Frontline's debt.

Our possible acquisition of Frontline is contingent upon our satisfactory due diligence review. As part of our review, we will require audited financial statements and key-employee agreements, which may include the issuance of stock options and warrants. We anticipate we will complete our due diligence by December 2001. If we are satisfied with our review, we will enter into a formal share exchange agreement that will contain customary terms and provisions for similar acquisitions. We are not obligated in any way to acquire Frontline.

MYBLUE FISH, INC.

On May 2, 2001, we entered into a letter of intent with MyBlue Fish, Inc., a Florida corporation that designs and manufacturers active wear apparel for women. Under the letter of intent, we have the right to acquire MyBlue Fish or its assets at a price to be determined. Our possible acquisition of MyBlue Fish is contingent upon our satisfactory due diligence review. As part of our review, we will require audited financial statements and key- employee agreements, which may include the issuance of stock options and warrants. We anticipate we will complete our due diligence by December 2001. If we are satisfied with our review, we anticipate that our payment may consist of cash, shares of our common stock or warrants, or a combination thereof, and the formal agreement will contain customary terms and provisions for similar acquisitions. We are not obligated in any way to acquire MyBlue Fish.

EMPLOYEES

As of October 5, 2001, we had 1 part-time employee and a number of part-time seasonal contractors and consultants. None of our employees are covered by a collective bargaining agreement. We believe our relations with our employees are good.

PRINCIPAL OFFICES

Our corporate headquarters are located in Vancouver, Canada, where we occupy approximately 800 square feet on a month-to-month basis. We pay rent to an affiliate of $850 a month, and we believe our relationship with our affiliated-landlord is good.

We are renting office and storage space from our affiliate, Watch Central Corporation. Under the Letter of Intent dated March 5, 1999, we pay Watch Central Corporation US$2,000 a month for space located in New York, New York. This office is occupied primarily by our President, Alex Vileshin, and we also maintain our inventory of jewelry at this location as well.

We are also renting space in Palm Beach Gardens, Florida. On February 25, 2001, we entered into a Consulting Agreement with Palm Beach Consulting Corp. Palm Beach Consulting Corp. is owned and operated by Jack Stein, the husband of our director, Michele Albo. Under the agreement, we pay Palm Beach Consulting $650 per month as rent for a showroom and storage space for our inventory to be sold on www.timebeat4teens.com. The space is approximately 300 square feet. Palm Beach Consulting has also agreed to provide consulting services on an as needed basis for compensation to be determined. The term of the agreement is one year.


ITEM 2.     DESCRIPTION OF PROPERTY.
--------------------------------------------------------------------------------


Although we are no longer a mineral exploration company, we still own the JD Gold-Silver Property. The JD Gold- Silver Property consists of 33 mineral claims on approximately 25,203 acres. The JD Gold-Silver Property is located in the Toodoggone area of the Omineca Mining District in north-central British Columbia, Canada, and is approximately 180 miles north of the town of Smithers. The property lies within the Omineca Mountains in N.T.S. 94E/06 and is centered on 57 26' N 127 09' W.

The JD Gold-Silver property is located in the central part of a northwest-trending, 50 mile by 20 mile belt of early Jurassic volcanic rocks known as the Toodoggone Formation (Carter, 1972) . The Toodoggone Formation is a sub-aerial pyroclastic assemblage of andesitic to dacite composition which hosts a number of gold-silver deposits. These deposits occur as fissure veins, quartz stockwork, breccia zones, and zones of silicification. Principal ore minerals include argentite, electrum, native gold, and silver and lesser chalcopyrite, galena, and sphalerite.

We acquired the property in 1993. In 1994, we performed detailed geological mapping, soil and rock sampling, induced polarization surveys, and drilled 32 diamond drill holes totaling 6,800 feet. Our assays in 1994 were fire assayed atomic analysis, and where warranted by mineralization, were subject to gravometric assays. In 1996 we completed a delineation drilling program consisting of 58 diamond drill holes totaling 19,998 feet. Additional drilling, induced polarization and magnetometer surveys were also completed. Our assays in 1995, 1996, and 1997 were fire assayed atomic analysis except, where warranted by mineralization, were further assayed using metallic screen analysis. Initial fire assays and metallic screen assays were undertaken by Ecotech Laboratories of

Kamloops of British Columbia, and metallic screen assays and check or duplicate fire assays were undertaken by Loring Laboratories of Calgary, Alberta.

The JD Gold-Silver Property was never in production and, consequently, we never received operating income or cash flow from this property, or any other mineral property which we hold or held. We will continue our reclamation activities and monitor the price of gold and market conditions to determine if it is in our best interests to maintain or abandon the JD Gold-Silver Property.


ITEM 3.     LEGAL PROCEEDINGS.
--------------------------------------------------------------------------------


Except for the following, there are no legal proceedings pending and, to the best of our knowledge, there are no legal proceedings contemplated or threatened: a claim has been made against us by our previous landlord for rent in the amount of Cdn$21,008. We are disputing the claim, and the amount of loss cannot be reasonably estimated. We have not accrued an amount in our financial statements, and any loss will be accounted for in the period in which the loss can be reasonably estimated. There are no pending legal proceedings relating to this claim.

In July 2001, we were served with a Writ of Summons filed by Welsh Engineering in the Supreme Court in British Columbia, Canada. Welsh Engineering was retained by us and Antares Mining and Exploration Company under an oral agreement to perform reclamation work on our properties in British Columbia, Canada. Welsh Engineering has been paid approximately Cdn$400,000 from both of us, and claims that we still owe them Cdn$89,488.44. We have accrued a liability in the amount of Cdn$35,000 and believe this amount to be adequate.


ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
--------------------------------------------------------------------------------


Not Applicable

                                     PART II

ITEM 5.     MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.
--------------------------------------------------------------------------------


Our common stock is traded on the over-the-counter bulletin board ("OTCBB") under the symbol "TMBT", and had also been traded on the Canadian Venture Stock Exchange f/k/a the Vancouver Stock Exchange under the symbol "TBE". We were cleared for trading on the OTCBB on June 3, 1994, and received our first quote in April 1998. We were de-listed in April 1999, and we voluntarily became a reporting company in October 1999, at which time we were again cleared for trading on the OTCBB. The following table sets forth the range of high and low closing bid quotations of our common stock for each fiscal quarter since April 1998:

                                                      Bid or Trade Prices
                                                            (U.S. $)
1999 Fiscal Year                                    High                Low

Quarter Ending 06/30/98.......................     $0.50              $0.375
Quarter Ending 09/39/98.......................     $0.437              $0.14
Quarter Ending 12/31/98.......................     $0.20               $0.10
Quarter Ending 03/31/99.......................     $0.80               $0.11

2000 Fiscal Year                                    High                Low

Quarter Ending 06/30/99.......................      n/a                 n/a
Quarter Ending 09/30/99.......................      n/a                 n/a
Quarter Ending 12/31/99.......................     $1.50               $0.51
Quarter Ending 03/31/00.......................     $2.00               $0.75

2001 Fiscal Year                                    High                Low

Quarter Ending 06/30/00.......................     $2.00               $0.50
Quarter Ending 09/30/00.......................     $0.88               $0.50
Quarter Ending 12/31/00.......................     $0.75               $0.34
Quarter Ending 03/31/01.......................     $0.50               $0.25

The above quotations reflect inter-dealer prices, without retail mark-up, mark-down, or commission and may not necessarily represent actual transactions.

During the last two fiscal years, we have not declared cash dividends on our common stock and we do not anticipate that dividends will be paid in the foreseeable future.

As of October 2, 2001, the closing price for our common stock on the OTCBB was $0.40, and there were 166 record holders of our common stock.

The following table sets forth the range of high and low closing bid quotations of our common stock on the Canadian Venture Stock Exchange for each calendar quarter since 1995:

                                                      Bid or Trade Prices
                                                            (Cdn $)
1995 Fiscal Year                                    High                Low

Quarter Ending 06/30/94.......................       n/a                n/a
Quarter Ending 09/30/94.......................       n/a                n/a
Quarter Ending 12/31/94.......................       n/a                n/a
Quarter Ending 03/31/95.......................      $1.75              $1.06

1996 Fiscal Year                                    High                Low

Quarter Ending 06/30/95.......................      $3.25              $1.15
Quarter Ending 09/30/95.......................      $5.50              $1.10
Quarter Ending 12/31/95.......................      $1.50              $0.60
Quarter Ending 03/30/96.......................      $2.30              $1.10

1997 Fiscal Year                                    High                Low

Quarter Ending 06/30/96.......................      $2.52              $1.40
Quarter Ending 09/30/96.......................      $2.24              $1.10
Quarter Ending 12/31/96.......................      $1.44              $0.70
Quarter Ending 03/30/97.......................      $1.45              $0.87

1998 Fiscal Year                                    High                Low

Quarter Ending 06/30/97.......................      $1.29              $0.79
Quarter Ending 09/30/97.......................      $1.15              $0.66
Quarter Ending 12/31/97.......................      $0.90              $0.50
Quarter Ending 03/30/98.......................      $0.89              $0.56

1999 Fiscal Year                                    High                Low

Quarter Ending 06/30/98.......................      $0.80              $0.65
Quarter Ending 09/30/98.......................      $0.92              $0.20
Quarter Ending 12/31/98.......................      $0.39              $0.12
Quarter Ending 03/30/99.......................      $1.05              $0.16

2000 Fiscal Year                                    High                Low

Quarter Ending 06/30/99.......................      $1.58              $0.55
Quarter Ending 09/30/99.......................      $3.44              $1.39
Quarter Ending 12/31/99.......................      $2.95              $0.85
Quarter Ending 03/30/00.......................      $3.05              $1.50

2001 Fiscal Year                                    High                Low

Quarter Ending 06/30/00.......................      $1.99              $0.60
Quarter Ending 09/30/00.......................      $1.40              $0.60
Quarter Ending 12/31/00.......................      $1.40              $0.42

On December 28, 2000, we voluntarily delisted our common stock from trading on the Canadian Venture Stock Exchange.

ITEM 6.     MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.
--------------------------------------------------------------------------------

SELECTED FINANCIAL DATA

The balance sheet and income statement data shown below were derived from our audited consolidated financial statements. The data is stated in United States Dollars and our audited consolidated financial statements were prepared in accordance with Canadian generally accepted accounting principles ("Canadian GAAP"), with comments for United States readers on Canada-U.S. reporting conflict. We prepared our financial statements in Canadian GAAP because we are required to make annual filings with the British Columbia Securities Commission and, at the time of the audit, we were a corporation organized under the Territory of Yukon, Canada. We expect to use U.S. GAAP in preparing next year's audit.

You should read this data in conjunction with the following Management's Discussion and Analysis or Plan of Operation, as well as our consolidated financial statements and notes thereto, included elsewhere in this filing.


                                    Year                      Year                  Year
                                    Ended                     Ended                 Ended
                                    3/31/01                   3/31/00               3/31/99
CANADIAN GAAP
Sales                               $57,287                   $142,734              $ -
Net Loss                            $(4,172,557)              $(476,167)            $(414,501)
Loss Per Share (1)                  $(0.26)                   $(0.03)               $(0.03)
Weighted Ave Shares*                16,269,808                15,645,918            13,933,067
Dividends                           nil                       nil                   nil
Total Assets(2)                     $403,157                  $4,368,400            $3,517,784
Shareholder Equity                  $88,280                   $4,171,828            $3,451,481
Deferred Exploration
Costs (2)                           $1                        $3,403,195            $3,432,555


U.S. GAAP
Weighted Ave Shares*                16,269,808                15,645,918            13,933,067
Net Loss                            $(1,446,171)              $(3,494,494)          $(407,677)
Loss Per Share (1)                  $(0.09)                   $(0.22)               $(0.03)
Total Assets(2)                     $403,156                  $965,205              $85,229
Shareholder  Equity                 $88,729                   $768,633              $18,926
Deferred Exploration
Costs (2)                           $(1)                      $(3,403,195)          nil

* Stock Options, Warrants, and other similar instruments are considered to be common stock equivalents at all times. However, as the inclusion of common stock equivalents have the effect of decreasing the loss per share, common stock equivalents are excluded from the Net Loss Per Share computation.

(1) The United States Financial Accounting Standards Board has issued Statement of Financial Accounting Standards No. 123 ("SFAS No. 123"), "Accounting for Stock-Based Compensation", and the Emerging Issues Task Force Consensus in Issue No. 96-18 ("EITF 96-18"), Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring or in Conjunction with Selling, Goods or Services," which became effective for fiscal years beginning after December 15, 1995. This statement encourages, but does not require companies to record the compensation cost for stock-based employee compensation plans at fair value at the grant date. We have chosen to adopt SFAS No. 123 and EITF 96-18 in accounting for our stock options plan. Canadian GAAP does not require the reporting of any stock-based compensation expenses in the financial statements.

(2) Under Canadian GAAP all exploration expenses related to mineral properties and areas of geological interest are deferred until the properties to which they relate are placed into production sold or abandoned. Under U.S. GAAP these exploration costs are not capitalized but expensed as incurred.


TRANSLATION OF FOREIGN CURRENCIES

Effective March 31, 2000, we changed our functional currency from the Canadian dollar to the U.S. dollar. Prior year figures have been restated through a translation of convenience whereby the amounts have been translated using the exchange rate prevailing at March 31, 2000 of US$0.6878 to CDN$1. Our monetary assets and liabilities that are denominated in foreign currencies are translated at the rate of exchange at the balance sheet date. Non-monetary assets and liabilities are translated at exchange rates prevailing at the transaction date. Revenue and expenses are translated at the average rate. Exchange gains and losses arising on translation are included in our statement of operations. During the fiscal year ended March 31, 2001, we incurred a foreign exchange loss of $23,589, as compared to $12,162 for the year ended 2000.

OVERVIEW

We were incorporated in the Province of British Columbia, Canada on May 23, 1986. In September 1999, we re-incorporated in the Yukon Territory, Canada, and we changed our name from AGC Americas Gold Corp. to Timebeat.com Enterprises Inc. We own and operate several Internet Web sites which primarily cater to people who have an interest in clothing, fragrances, fine watches, jewelry, high-end gift and other luxury items.

In early 1993, we entered into the mineral exploration business to acquire, explore, and if warranted, develop mineral properties. We have acquired and subsequently abandoned several mineral properties in pursuit of this business. During the fiscal year ended March 31, 2001, we discontinued our mineral exploration activities and wrote-down accumulated expenditures to $1 in order to focus our efforts on our Internet operations.

In March 1999, we entered the Internet and e-commerce business. In November 1999, we launched our first Web site, WWW.TIMEBEAT.COM. This is an e-commerce Web site that markets and sells watches and jewelry, and we intend to offer high-end gift items and other luxury items. In December 1999, in order to increase content and awareness of WWW.TIMEBEAT.COM, we acquired our second Web site, WWW.WATCHZONE.NET. This is an informational Web site which allows consumers the ability to gather and exchange information in chat forums and from existing publications, news and press releases, manufacturer's literature, and product demonstrations and evaluations.

In September 2000, we launched our auction component of www.timebeat.com which offers an auction and authentication of time pieces, jewelry and special products. We offer a twelve month assurance guarantee for our buyers, which we believe will increase their confidence in making a purchase. We authenticate the products and issue a certificate of authenticity on each purchase. Our buyers are able to review an independent appraisal of the product being purchased on the auction site. If a buyer is not satisfied at any time within 30 days from the date of purchase, a full refund will be made.

In June 2001, we launched our new Web site called WWW.TIMEBEAT4TEENS.COM. This Web site is an e-commerce site that sells jewelry, watches, music, clothing and related items to the young adult market age group between 10 to 24 years old. We believe that by cross-promoting our Web sites, we may be able to reach both parents and their children. We have established relationships with various teen magazines to assist us in the marketing of our web site.

We have only generated minimal revenues since our inception in 1986. As of March 31, 2001, we had an accumulated deficit of $9,293,019. We have suffered significant losses from operations, require additional financing, and need to continue our exploration activities and the development of our Internet e-commerce businesses. Ultimately we need to generate sufficient revenues and successfully attain profitable operations. Our present operations do not generate sufficient revenues to cover our expenses. We cannot provide assurance that we will be able to do so. These factors, among others, raise substantial and compelling doubt about our ability to continue as a going concern.

YEAR ENDED MARCH 31, 2001 COMPARED TO YEAR ENDED MARCH 31, 2000

TOTAL REVENUE. We incurred a net loss of $4,172,557 for the year ended March 31, 2001, as compared to a net loss of $476,167 for the year ended March 31, 2000. The substantial increase in net loss was attributable to our abandonment and write off of mineral properties in the amount of $3,612,537. Our sales revenue dropped from $142,734 for year ended March 31, 2000, to $57,287 for year ended 2001. We believe the decrease was attributable to more competition on the Internet and our competitors being able to sell similar products below our cost of goods. Our gross margin, less cost of goods sold, was $22,192 for the year ended March 31, 2001, as compared to $1,485 for year ended 2000. This increase was attributable to our continued shift in emphasis from the sale of items which have lower profit margins to items which have higher profit margins. Revenue from the sale of fine gold jewelry and watches is recognized when the goods are shipped and received.

COST OF REVENUE. The cost of goods sold consisted primarily of the cost of the products, and included such items as inbound and outbound shipping costs. Cost of goods sold is comprised exclusively from the acquisition cost of the merchandise sold, licenses and any import duties. Our inventory is valued at the lower of cost and net realizable value.

OTHER REVENUE.   We generated interest income of $17,772 for the year ended
March 31, 2001, as compared to $10,411 for the year ended 2000.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Our general and administrative expenses were $599,984 for the year ended March 31, 2001, as compared to $488,063 for year ended 2000. We expense Web site development expenditures in the year incurred. The increased expenditures were due to maintaining our two Web sites (www.timebeat.com and www.watchzone.net) and the design of our third Web site WWW.TIMEBEAT4TEENS.COM, as compared to only one Web site for comparable 2000 period. This expense is reflected in higher wages which increased from $24,375 for year ended 2000 to $76,513 for the year ended March 31, 2001. The wages were primarily attributable to the development of www.timebeat4teens.com. Professional fees also increased from $21,936 for the year ended March 31, 2000 to $81,713 for year ended 2001. The additional legal and accounting fees were attributable to becoming a United States issuer, our change of domicile, and our investment agreement with Swartz, including the filing of our registration statement on Form SB-2. The trend for higher professional fees is expected until our registration statement is declared effective by the Securities and Exchange Commission and upon completion of our change of domicile.

WRITE-OFF OF MINERAL PROPERTIES. Due to the continued low price of gold and our change of domicile from a Canadian company to a U.S. company, during the year ended March 31, 2001 we expensed all previously capitalized costs associated with our mineral properties under Canadian GAAP. This added $3,612,537 to our net loss for the year ended March 31, 2001.

YEAR ENDED MARCH 31, 2000 COMPARED TO YEAR ENDED MARCH 31, 1999

TOTAL REVENUE. We generated revenues of $142,734 for the year ended March 31, 2000, which were our only revenues since inception in 1986. The revenues consisted of products sales and are net of sales or promotional discounts.

COST OF REVENUE. The revenues were offset by cost of goods sold of $141,249, leaving a gross margin of $1,485. The cost of goods sold consisted primarily of the cost of the products, and included such items as inbound and outbound shipping costs. Due to our limited operating history and the seasonality of our sales, we are unable to estimate future sales or trends at this time with any reasonable degree of certainty.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Our general and administrative expenses were $488,063 for the year ended March 31, 2000, as compared to $172,612 for the same period 1999. We expense administrative expenditures in the year incurred. The increase in expenses were generally attributable to the development and operation of our Web sites.

LIQUIDITY AND CAPITAL RESOURCES

The cash requirements of funding our operations and expansion have exceeded cash flow from operations. We have satisfied our capital needs primarily through debt and equity financing.

During the year ended March 31, 2001, we used cash of $594,151 for our operating activities, as compared to $508,013 for the year ended 2000. The increase was attributable to the development of WWW.TIMEBEAT4TEENS.COM. We received proceeds of $129,050 from the issuance of our common stock and share subscriptions during the year ended 2001, as compared to $1,196,514 for the year ended March 31, 2000. Our cash used in investing activities was $92,257 for the year ended March 31, 2001, as compared to $132,310 for the year ended 2000, which consisted primarily of expenditures on our mineral properties. The mineral property expenditures were related to reclamation of prior exploration activities.

At March 31, 2001, we had working capital of $48,750, as compared to $604,611 at March 31, 2000. The decrease in working capital was attributable to continued losses and reclamation expenditures.

FINANCIAL CONDITION

Our total assets decreased from $4,368,400 at March 31, 2000 to $403,157 at March 31, 2001. The decrease primarily attributable to the write-off of our mineral properties.

CAPITAL ASSETS

Our capital assets are recorded at cost and are amortized over their estimated useful lives. We use a declining balance method per annum as follows: office equipment 20%, computer equipment 30%, and computer software 30%. For the year ended March 31, 2001, our capital assets had a total net book value of $23,337.

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

PLAN OF OPERATION

MINERAL EXPLORATION. During the fiscal year ended March 31, 2001, we discontinued our mineral exploration activities and wrote-down accumulated expenditures to $1. We still own two properties and estimate the cost of reclamation to be approximately $50,000. We do not anticipate that we will purchase any significant equipment or hire any employees during the next twelve months. Instead, we anticipate retaining the services of contractors and other third parties to assist us in these endeavors. We propose to maintain our interest in these properties and find a joint venture partner. The cost of maintaining these properties is less than US$10,000 per year for the next few years. We will continue to monitor the price of gold and market conditions to determine if it is in our best interests to maintain or abandon our remaining properties.

INTERNET WEB SITES. During the fiscal year ended 2001, we entered into a number of agreements and alliances which had a positive impact on our Web sites' traffic. To date, however, they have not yet significantly impacted sales. We believe this may be due in part to the seasonal nature of luxury items and because WWW.WATCHZONE.NET, which generated most of the traffic, is not an e-commerce site. Our sales revenue dropped from $142,734 for year ended March 31, 2000, to $57,287 for year ended 2001. We believe the decrease was attributable to more competition on the Internet and our competitors being able to purchase similar items at lower costs.

For the next twelve months, we intend to focus our resources and efforts on increasing sales and traffic on our newest Internet Web site, WWW.TIMEBEAT4TEENS.COM. We will continue our efforts to provide superior service, extended product warranties, establish a high placement with the various search engines, create brand awareness with the intent to leverage that awareness by launching additional Web sites, and to expand into other areas which may offer a higher gross profit margin potential.

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

CHANGE OF DOMICILE. On August 14, 2001, our shareholders approved to change our domicile from the Yukon Territory to the State of Wyoming, and thereafter to the State of Nevada. We are in the process of completing the transaction and becoming a Nevada corporation. We believe there are several reasons for the change of domicile. Under the investment agreement with Swartz, we may issue and sell up to an aggregate amount of US$25,000,000 of common stock from time to time during a three-year period. Although we do not know the extent to which we will utilize this method of financing, the investment agreement requires that we issue shares of common stock prior to receiving payment. This is not permitted by the corporate laws of the Yukon Territory, but it is permitted by the corporate laws of the State of Nevada. In addition, we no longer have a significant connection with Canada. Our operations take place outside of Canada and the majority of our shareholders reside in the United States. Also, we believe the change of domicile will improve our access to the capital markets within the United States and should enhance our ability to attract highly-skilled employees.

POTENTIAL ACQUISITIONS. We anticipate we will complete our due diligence review of Frontline Performance, Inc. and MyBlue Fish by December 2001. As part of our review, we will require audited financial statements and key- employee agreements, which may include the issuance of stock options and warrants. If we are satisfied with our reviews, we will enter into a formal agreements that will contain customary terms and provisions for similar acquisitions. We are not obligated in any way to acquire Frontline or MyBlue Fish.

ADDITIONAL FUNDING

As of March 31, 2001, we had a working capital surplus of $48,750. In April 2001, we completed a private placement of 1,400,000 shares and 1,400,000 warrants which generated gross proceeds of $630,000. Certain officers and directors participated in this private placement. The cost to complete our objectives relating to the Web sites and our ongoing operation costs are extensive. For these reasons, we believe we have sufficient working capital for the next nine (9) months.

As a result, we will need external financing to implement our plan of operations. On November 16, 2000, as amended and restated on April 10, 2001, we entered into an investment agreement with Swartz Private Equity, LLC. The investment agreement entitles us to issue and sell our common stock from time to time for up to an aggregate of US$25 million. This financing allows us to issue common stock at our discretion as often as monthly as funds are needed in amounts based upon certain market conditions, and subject to an effective registration statement. The pricing of each common stock sale is based upon 93% of the current market prices at the time of each put, or current market price minus $0.075, whichever is lesser, and we may set a floor price for the shares at our discretion. As consideration for the investment agreement, we granted warrants to Swartz Private Equity, LLC to purchase 760,000 and 144,000 shares exercisable at $0.75 per share until July 10, 2005. On April 19, 2001, we filed a selling shareholder registration statement on Form SB-2 to register the resale of the shares of common stock subject to the Investment Agreement with Swartz and for several non-related selling shareholders, as well as the shares issuable upon exercise of the warrants by Swartz.

There is no assurance that this financing arrangement will enable us to implement our long-term growth strategy. Accordingly, our sources of financing are uncertain if the desired proceeds from the Investment Agreement with Swartz are not obtained. Our failure to obtain additional financing when needed could result in delay or the indefinite postponement of one or both of our business divisions.


ITEM 7.     FINANCIAL STATEMENTS.
--------------------------------------------------------------------------------

Please refer to the pages beginning with F-1.


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
--------------------------------------------------------------------------------

Effective July 21, 2001, we changed our independent auditors from Campbell Saunders & Company, Vancouver, British Columbia, Canada, to Davidson & Company, Vancouver, British Columbia, Canada. The change was not related to the competence, practices and procedures of Campbell Saunders & Company.

At that time, we were in the process of seeking shareholder approval to change our domicile from the Yukon Territory, Canada, to the State of Nevada, United States. Campbell Saunders & Company had informed us that it does not represent or audit U.S. companies. Davidson & Company does represent and audit U.S. companies and it has agreed to be our independent auditors. Our board of directors has approved the engagement Davidson & Company.

Campbell Saunders & Company audited our financial statements for the years ended March 31, 1999 and 2000. Campbell Saunders & Company's report for such periods does not contain an adverse opinion or disclaimer of opinion, nor was the report qualified or modified as to uncertainty, audit scope or accounting principles, except for: (i) our ability to continue as a going concern, and (ii) the differences between Canadian Generally Accepted Accounting Principles and U.S. Generally Accepted Accounting Principles. There were no disagreements with Campbell Saunders & Company on any matter of accounting principles or practices, financial statements disclosure, or auditing scope procedure, which disagreements, if not resolved to the satisfaction of Campbell Saunders & Company, would have caused such firm to make reference to the subject matter of the disagreements in connection with its reports on our financial statements. In addition, there were no such events as described under Item 304 of Regulation S-B during the fiscal years ended March 31, 1999 and 2000 or through to July 21, 2001.

We have not consulted with Davidson & Company as to (i) our registration statement filed on Form SB-2; (ii) the application of accounting principles to a specific completed or contemplated transaction, or the type of audit opinion that might be rendered on our financial statements, and no written or oral advice was provided that was an important factor considered by us in reaching a decision as to an accounting, auditing or financial reporting issue.

                                    PART III

ITEM 9.     DIRECTORS,  EXECUTIVE  OFFICERS,  PROMOTERS  AND  CONTROL   PERSONS;
            COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.
--------------------------------------------------------------------------------

EXECUTIVE OFFICERS AND DIRECTORS

Our officers and directors are:

         Name                        Age      Title(s)
         ----                        ---      --------

         Alexander Vileshin          37       Chief Executive Officer, President
                                              and Director since August 1999

         Thomas L. Crom III          45       Director since September 1996
                                              Secretary since August 1999

         Michele Albo                40       Director since August 1999


Our directors are elected by the shareholders and our officers are appointed annually by our board of directors. Vacancies in our board are filled by the board itself. Our officers and directors receive no compensation for their services. Set forth below are brief descriptions of the recent employment and business experience of our officers and directors.

ALEXANDER VILESHIN, CHIEF EXECUTIVE OFFICER, PRESIDENT AND DIRECTOR. Mr. Vileshin has over 18 years experience in the watch industry. From February 1981 through July 1995, Mr. Vileshin was employed by Tourneau, Inc., located in New York, New York, which is an international watch and jewelry retailer. Mr. Vileshin started with Tourneau, Inc. as a watch technician and left in 1995 as Vice-President in charge of Estate Sales. He was responsible for all estate and used watch purchases and managed over 70 individuals in three departments which had annual sales in excess of US $15 million. From 1995 until present, Mr. Vileshin has served as Vice-President, Marketing & Creative Development for Joseph Edwards Inc., a New York City based retailer of Swiss watches and other luxury items. At Joseph Edwards Inc., Mr. Vileshin is responsible for marketing, sales, purchasing, inventory control and management information systems. He was also responsible for the design, supervision and building of their flagship store in New York City. Mr. Vileshin attended Queens College, a school of computer science in New York City for two years and did not receive a degree. He also attended technical and trade education in courses offered by Rolex USA, Ebel, Bulova School, NAWC and Baume & Mercier.

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

KEY EMPLOYEES

TERRY ALLISON, VICE-PRESIDENT. Under an Employment Agreement dated November 1, 2000, we employed Mr. Allison for a term of two years, and have an option to extend the term for another two years. Mr. Allison is responsible for the Internet watch division. Under the agreement, we paid Mr. Allison US$1,500 for his previous Web site repair services, and also agreed to pay Mr. Allison a salary of $3,500 per month. In addition, we agreed to pay Mr. Allison an amount equal to 10% of the pre-tax profit for watch sales from the Colorado retail location and sales via the Watchzone.net Web site for each fiscal year during the term of the agreement.

From March 1995 to September 2000, Mr. Allison was the president of Deck Stars, Inc., a company that designs and builds decks in Littleton, Colorado. From June 1990 to March 1995, he was a sales manager at Bally Total Fitness, a health club located in Arvada, Colorado. Although Mr. Allison did not earn a degree, he attended classes at Pueblo Community College, Pueblo, Colorado in 1990, classes at Red Rocks Community College, Lakewood, Colorado in 1992, and classes at Arapahoe Community College, Littleton, Colorado in 1993.

CARA SANTIAGO, VICE-PRESIDENT, MARKETING. Under an Employment Agreement dated July 1, 2001, we employed Ms. Santiago part-time for a term of one year. Ms. Santiago is responsible for marketing WWW.TIMEBEAT4TEENS.COM. Under the agreement, we are required to issue 100,000 shares of our common stock at the rate of 25,000 shares every three months. In addition, Ms. Santiago was granted an option to purchase up to 200,000 shares of our common stock at the price of $0.32 per share.

From January 2001 to present, Ms. Santiago serves as a self-employed marketing consultant. From October 1999 to January 2001, she was in charge of online and retail marketing for Steve Madden Inc., New York, New York, which is a publicly traded company in the business of selling shoes. From April 1995 to October 1999, Ms. Santiago was an account manager at Saatchi & Saatchi, an international advertising company located in Rochester, New York. Although she has not earned a degree, Ms. Santiago has attended classes at Empire University of New York and Rochester Institute of Technology.

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

As of October 2, 2001, we did not have any standing audit, nominating, or compensation committees of our board of directors.

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


ITEM 10.    EXECUTIVE COMPENSATION.
--------------------------------------------------------------------------------

Executive Compensation

The following table sets forth information for all persons who have served as the chief executive officer of the Company during the last completed fiscal year. No disclosure need be provided for any executive officer, other than the CEO, whose total annual salary and bonus for the last completed fiscal year did not exceed $100,000. Accordingly, no other executive officers of the Company are included in the table.

                           SUMMARY COMPENSATION TABLE


                                        ANNUAL COMPENSATION                      LONG TERM COMPENSATION
                             ----------------------------------------- -------------------------------------------
                                                                                  AWARDS                PAYOUTS
                                                         ------------- -----------------------------  ------------
                                                             OTHER                      SECURITIES
  NAME AND                                                  ANNUAL       RESTRICTED     UNDERLYING                  ALL OTHER
  PRINCIPAL                                                COMPENSA-        STOCK        OPTIONS/         LTIP       COMPEN-
  POSITION         YEAR       SALARY ($)     BONUS ($)     TION ($)     AWARD(S) ($)     SARS (#)       PAYOUTS    SATION ($)
-------------  ------------  ------------  ------------- ------------- --------------- -------------  ------------ -----------
Alexander          2001        $24,500         $0.00          (1)<F1>         0              0             0           (1)<F1>
Vileshin (1)<F1>   2000        $31,500         $0.00          (1)<F1>         0           286,000          0           (1)<F1>
-------------  ------------  ------------  ------------- ------------- --------------- -------------  ------------ -----------

---------------

(1)<F1> Under an agreement dated March 5, 1999 with Watch Central Corporation, a company controlled by Mr. Vileshin, Watch Central Corporation provides consulting services in exchange for US$3,000 per month, plus reasonable expenses. In addition, we pay Watch Central Corporation US$2,000 per month in rent. We paid Watch Central Corporation a total of $41,787 for rent and wages during fiscal year ended 2000, and $76,975 during fiscal year ended 2001. During the fiscal year ended 2001, we sold $26,812 of merchandise to Watch Central Corporation and purchased $9,054 of merchandise from Watch Central Corporation. Watch Central Corporation owed us $32,084 as of March 31, 2001, and $24,972 as of March 31, 2000. These receivables were the result of sales. We owed Watch Central $61,367 as of March 31, 2001 and $111,748 as of March 31, 2000, primarily as a result of consulting fees, wages, web hosting, and other expenses. Joseph Edwards, a company under the significant influence of Mr. Vileshin, owed us $39,370 as of March 31, 2001 and $39,440 as of March 31, 2000 as a result of sales. We owed Joseph Edwards $39,440 as of March 31, 2001 and 2000 as a result of sales made to Joseph Edwards. During fiscal 2001 and 2000, we made purchases of $9,054 and $128,868, respectively, of merchandise from Watch Central Corporation. There were no purchases from Watch Central during fiscal 1999. We also paid Watch Central $24,500 in fiscal 2001 and $31,500 in fiscal 2000 as a management fee for the services of Mr. Vileshin. This is reflected as salary in the above table. There were no other transactions between us and Watch Central Corporation during the fiscal years ended 2000 and 1999.


Other than the above and the arrangements described in Item 12. Certain Relationships and Related Transactions, we do not pay monetary compensation to our officers and directors, nor do we compensate our directors for attendance at meetings. We do reimburse our officers and directors for reasonable expenses incurred during the course of their performance. There are no employment agreements with any of our executive officers, and we have no longer-term incentive or medical reimbursement plans. We anticipate offering some form of incentive-based monetary compensation in the future.


                 AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR AND FY-END OPTION/SAR VALUES

                                                                                 NUMBER OF         VALUE OF UNEXERCISED
                                                                                UNEXERCISED            IN-THE-MONEY
                                                                            OPTIONS/SARS AT FY-     OPTIONS/SARS AT FY-
                              SHARES ACQUIRED ON                            END (#) EXERCISABLE/   END ($) EXERCISABLE/
NAME                             EXERCISE (#)         VALUE REALIZED ($)       UNEXERCISABLE           UNEXERCISABLE
--------------------------- ----------------------  ---------------------- ----------------------  ---------------------
Alexcander Vileshin                   -0-                     -0-                 590,000/0                 0/0
--------------------------- ----------------------  ---------------------- ----------------------  ---------------------

Stock Option Plans

On August 20, 1999, we established a new stock option plan. Under the plan, our board of directors may from time to time grant up to 3,200,000 options to purchase shares of our common stock. The options may be granted to our officers, directors, employees or consultants. As of March 31, 2001, we granted a total of 1,921,000, options, leaving 1,279,000 options available under the plan. All options granted prior to August 20, 1999 were rolled into the new stock option plan.

The following table provides certain option, warrant and rights information (whether vested or not) as to the officers and directors individually, and as a group, as of October 2, 2001:


                                      TITLE OF         NUMBER OF         DATE       EXERCISE PRICE
NAME OF HOLDER                       SECURITIES        SECURITIES      OF GRANT        IN CDN $       EXPIRATION DATE
--------------                       ----------        ----------      --------        --------       ---------------

Alexander Vileshin                    Options           304,000        03/08/99         $0.77            03/08/04
   Director & President                                  50,000        06/01/99         $1.03            06/01/04
                                                        236,000        09/30/99         $0.76            09/30/04

Michele Albo                          Options           295,000        09/30/99         $0.76            09/30/04
   Director                           Warrants          100,000        09/27/01         $0.45            01/12/03

Thomas L. Crom                        Options           300,000        08/16/99         $0.76            08/16/04
   Director & Secretary               Warrants           75,000        06/13/01         $0.45            01/12/03

Officers & directors as a group       Options          1,185,000
(3 persons)                           Warrants          175,000



ITEM 11.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.
--------------------------------------------------------------------------------

         The following table sets forth certain information known to us with respect to the beneficial ownership of our common stock on October 2, 2001, by each officer and director, and all officers and directors as a group, as well as all persons who own greater than 5% of our outstanding shares:

                                                        NUMBER OF SHARES                  PERCENTAGE OF SHARES
NAME OF BENEFICIAL OWNER (1)<F1>                       BENEFICIALLY OWNED                BENEFICIALLY OWNED (2)<F2>

Thomas L. Crom III                                         485,000 (3)<F3>                        2.6%
P.O. Box 9
Payson, Arizona 85547-0009

Michele Albo                                               560,000 (4)<F4>                        3.0%
2720 Hancock Creek Road
West Palm Beach, Florida  33411





                                                        NUMBER OF SHARES                  PERCENTAGE OF SHARES
NAME OF BENEFICIAL OWNER (1)<F1>                       BENEFICIALLY OWNED                BENEFICIALLY OWNED (2)<F2>



Alexander Vileshin                                         621,500 (5)<F5>                        3.3%
235 E. 40th Street, Apt. 34II
New York, New York 10016

All executive officers and directors as a                 1,666,500 (6)<F6>                       8.6%
group (3 persons)

---------------

(1)<F1> To our knowledge, except as set forth in the footnotes to this table and subject to applicable community property laws, each person named in the table has sole voting and investment power with respect to the shares set forth opposite such person's name.

(2)<F2> Percentages before issuance are based on 17,999,370 shares of common stock outstanding as of October 2, 2001. Where the persons listed on this table have the right to obtain additional shares of common stock within 60 days from October 2, 2001, these additional shares are deemed to be outstanding for the purpose of computing the percentage of class owned by such persons, but are not deemed to be outstanding for the purpose of computing the percentage of any other person.

(3)<F3> Includes 375,000 shares issuable upon exercise of stock options and warrants.

(4)<F4> Includes 395,000 shares issuable upon exercise of stock options and warrants.

(5)<F5>  Includes 590,000 shares issuable upon exercise of stock options.

(6)<F6> Includes 1,360,000 shares issuable upon exercise of the stock options and warrants.



ITEM 12.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
--------------------------------------------------------------------------------

Other than as disclosed in Item 10. Executive Compensation, which discusses the transactions between us and Alexander Vileshin, and his affiliated companies, and below, none of our present directors, officers or principal shareholders, nor any family member of the foregoing, nor, to the best of our information and belief, any of our former directors, senior officers or principal shareholders, nor any family member of such former directors, officers or principal shareholders, has or had any material interest, direct or indirect, in any transaction, or in any proposed transaction which has materially affected or will materially affect us.

HENRY MEYER, FORMER PRESIDENT AND CHIEF EXECUTIVE OFFICER. In February 1998, invoices totaling Cdn$87,962 were discovered to have been improperly submitted and paid to a company controlled by Mr. Meyer. We disallowed those invoices, Mr. Meyer resigned on February 28, 1998, and the money was subsequently returned to us. We have since implemented financial controls which require the approval of at least two directors or officers before our checks can be issued.

DONALD NICHOLSON, FORMER DIRECTOR AND CHIEF EXECUTIVE OFFICER. Under an agreement dated March 5, 1998, MTI Holdings, a company controlled by Mr. Nicholson, provided management services in exchange for Cdn$5,000 per month, plus reasonable expenses. The agreement terminated on August 20, 1999. We paid Cdn$12,500 for fiscal year 1998, Cdn$48,300 for 1999, and Cdn$17,500 for 2000.

ROBERT G. MCMORRAN, FORMER DIRECTOR. Under an agreement dated August 27, 1998, Malaspina Consultants Inc., a company controlled by Mr. McMorran, provides accounting, administrative, investor relations and financial consulting services in exchange for Cdn$4,000 per month, plus reasonable expenses. We also pay Malaspina Consultants Inc. Cdn$850 per month as rent. We paid Cdn$26,400 for fiscal year 1999, Cdn$57,085 for 2000, and Cdn$51,500 for 2001 exclusive of payments for rent. The following table provides certain option information of Robert McMorran as of March 31, 2001:

       NUMBER OF SHARES      GRANT DATE   EXERCISE PRICE        EXPIRATION DATE

           64,000             09/30/99        $0.22                09/30/04

Malaspina Consultants Inc. exercised a total of 64,000 options in July and August 2001.

MICHELE ALBO, DIRECTOR. Under a written agreement with Ms. Albo, she provides consulting services in exchange for a compensation based on her time not to exceed US$1,500 per month, plus reasonable expenses. We paid Ms. Albo a total of $15,600 during the fiscal year ended 2000 and $27,500 during the fiscal year ended 2001. During fiscal 2001 we also paid Ms. Albo rent of $5,300 to store inventory for the teensite. There were no rent payments in fiscal 2000 or 1999. As of March 31, 2001, we owed Ms. Albo a total of $1,988 of which $1,000 was for services and $988 was for expenses.

THOMAS L. CROM, III, SECRETARY AND DIRECTOR. Under a written agreement with Eureka Ventures Inc., a company wholly-owned by Mr. Crom III, he provides consulting services in exchange for compensation based on his time which ranges between US$1,000 to US$3,500 per month, plus reasonable expenses. We paid Mr. Crom III a total of US$12,500 during the fiscal year 2001, $15,600 during the fiscal year 2000, and a total of $17,200 in 1999. As of March 31, 2001, Mr. Crom owed us $3,000. During fiscal 2001 we paid Eureka Ventures Inc., a company wholly-owned by Mr. Crom, Cdn$36,000 in consulting fees and rent of $2,250.

PALM BEACH CONSULTING CORP. On February 25, 2001, we entered into a Consulting Agreement with Palm Beach Consulting Corp. Palm Beach Consulting Corp. is owned and operated by Jack Stein, the husband of our director, Michele Albo. Under the agreement, we pay Palm Beach Consulting $650 per month as rent for a showroom and storage space for our inventory to be sold on WWW.TIMEBEAT4TEENS.COM. The space is approximately 300 square feet. Palm Beach Consulting has also agreed to provide consulting services on an as needed basis for compensation to be determined. The term of the agreement is one year. For the fiscal year ended March 31, 2001, we paid Palm Beach rent of $650.



ITEM 13.    EXHIBITS AND REPORTS ON FORM 8-K.
--------------------------------------------------------------------------------


(A)  EXHIBITS:


   REGULATION
   S-B NUMBER                                         EXHIBIT

       3.1               Certificate of Name Change and Ordinary and Special Resolution.(1)<F1>

       3.2               Certificate of Incorporation and Memorandum.(1)<F1>

       4.1               VSE acceptance dated January 3, 1996 of Private Placement announced
                         October 25, 1994.(1)<F1>

       4.2               VSE acceptance dated January 9, 1996 of Private Placement announced
                         November 5, 1995 and November 23, 1996.(1)<F1>

       4.3               VSE acceptance dated June 6, 1997 of Private Placement announced
                         February 2, 1997.(1)<F1>

       4.4               Sample Purchase Warrants.(1)<F1>

       4.5               Sample Purchase Options.(1)<F1>

      10.1               Letter Agreement dated October 10, 1993 between the Company and
                         Energex Minerals Ltd. regarding the JD Property (Amendment).(1)<F1>

      10.2               Agreement dated July 7, 1994 between the Company and Floralynn
                         Investments Ltd.(1)<F1>






   REGULATION
   S-B NUMBER                                         EXHIBIT


      10.3               Letter Agreement dated September 30, 1994 between the Company and
                         Energex Minerals Ltd.(1)<F1>

      10.4               Letter Agreement dated April 13, 1995 between the Company and David
                         Ford.(1)<F1>

      10.5               Consulting Agreement dated September 15, 1995 between the Company and
                         Founder's Group Management Ltd.(1)<F1>

      10.6               Agreement dated January 10, 1996 between the Company and Energex
                         Minerals Ltd.(1)<F1>

      10.7               Agreement dated June 14, 1996 between the Company and Energex Minerals
                         Ltd.(1)<F1>

      10.8               Agreement dated December 6, 1996 between the Company and Cheni
                         Resources Inc. and Meota Resources Corp.(1)<F1>

      10.9               Joint Venture Agreement dated August 1, 1997 between the Company and
                         Antares Mining and Exploration Corporation.(1)<F1>

     10.10               Minerals Property Earn-In Agreement dated July 17, 1997 between the
                         Company and Antares Mining and Exploration Corporation.(1)<F1>

     10.11               1994 Drilling Results. (1)<F1>

     10.12               1995 Drilling Results.(1)<F1>

     10.13               1996 Drilling Results.(1)<F1>

     10.14               Maps of the Company's Properties.(1)<F1>

     10.15               Flow-Through Funding and Renunciation Agreement dated May 10, 1996 between the Company and Henry A. Meyer.(1)<F1>

     10.16               Flow-Through Funding and Renunciation Agreement dated May 10, 1996 between the Company and John Peterson.(1)<F1>

     10.17               Flow-Through Funding and Renunciation Agreement dated May 10, 1996 between the Company and Kenneth A. Thompson.(1)<F1>

     10.18               Flow-Through Funding and Renunciation Agreement dated December 21,
                         1995 between the Company and Sandy Lynn Gammon.(1)<F1>

     10.19               Flow-Through Funding and Renunciation Agreement dated December 21,
                         1995 between the Company and Lorraine McWilliams.(1)<F1>

     10.20               Flow-Through Funding and Renunciation Agreement dated December 21,
                         1995 between the Company and Thomas Mitchell.(1)<F1>

     10.21               Flow-Through Funding and Renunciation Agreement dated December 21,
                         1995 between the Company and Janet Thompson.(1)<F1>

     10.22               Flow-Through Funding and Renunciation Agreement dated December 21,
                         1995 between the Company and Olza Tien.(1)<F1>

     10.23               Stock Option Plan dated August 29, 1999.(3)<F3>







   REGULATION
   S-B NUMBER                                         EXHIBIT

     10.24               Letter of Intent dated March 5, 1999, between the Company, Watch Central
                         Corporation and Timebeat.com Inc.(3)<F3>

     10.25               Agreement dated December 14, 1999 between the Company, Watchzone.net
                         Inc., the management of Watchzone.net Inc., and Timebeat.com Inc.(3)<F3>

     10.26               Form of Investment Agreement between the Company and Swartz Private
                         Equity, LLC.(2)<F2>

     10.27               Timebeat.com Asset Acquisition Agreement of Watchzone.net and
                         Watchzone.tv, and Employment Agreement dated November 1, 2000 (3)<F3>

     10.28               Malaspina Consultants Inc. Term Sheet office lease dated August 27,
                         1998.(3)<F3>

     10.29               Consulting Agreement with Palm Beach Consulting Corp. dated February 25,
                         2001(3)<F3>

     10.30               Amended and Restated Investment Agreement between the Company and
                         Swartz Private Equity dated April 10, 2001(3)<F3>

     10.31               Amended and Restated Registration Rights Agreement between the Company and Swartz Private Equity dated April 10, 2001(3)<F3>

     10.32               Form of Commitment Warrants(3)<F3>

     10.33               Amended and Restated Warrant Antidilution Agreement between the
                         Company and Swartz Private Equity dated April 10, 2001(3)<F3>

     10.34               Letter of Intent between Timebeat.com Enterprises Inc. and Frontline
                         Performance, Inc. dated April 12, 2001(3)<F3>

     10.35               Consulting Agreement with Eureka Ventures Inc. dated January 1, 2001.

     10.36               Consulting Agreement with Michele Albo dated June 1, 1999.

---------------------

(1)<F1>  Incorporated by reference to our Annual Report on Form 20-F for the fiscal year ended March 31, 1999, file no.
         0-29260.
(2)<F2>  Incorporated by reference to our Quarterly Report for the period ended September 30, 2000, file no. 0-29260.
(3)<F3>  Incorporated by reference to our Registration Statement on Form SB-2, file no. 0-29260.



(B)  REPORTS ON FORM 8-K:  None.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
                                         TIMEBEAT.COM ENTERPRISES INC.


Dated: October 8, 2001                   By:  /s/ ALEXANDER VILESHIN
                                            ------------------------------------
                                            Alexander Vileshin, President

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


SIGNATURE                                            TITLE                                       DATE

                                                     Chief Executive Officer, President and
/S/ ALEXANDERN VILESHIN                              Director (Principal Executive and
--------------------------------------------
Alexander Vileshin                                   Accounting Officer)                         October 8, 2001



                                                     Director, Secretary and Principal
/S/ THOMAS L. CROM                                   Financial Officer                           October 8, 2001
--------------------------------------------
Thomas L. Crom



                                                     Director                                    October __, 2001
--------------------------------------------
Michele Albo



                          TIMEBEAT.COM ENTERPRISES INC.


                        CONSOLIDATED FINANCIAL STATEMENTS
                      (EXPRESSED IN UNITED STATES DOLLARS)


                                 MARCH 31, 2001

DAVIDSON & COMPANY      Chartered Accountants
                                     A Partnership of Incorporated Professionals
--------------------------------------------------------------------------------


                                AUDITORS' REPORT

To the Shareholders of
Timebeat.Com Enterprises Inc.

We have audited the consolidated balance sheet of Timebeat.Com Enterprises Inc. as at March 31, 2001 and the consolidated statements of operations, shareholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with Canadian and United States generally accepted auditing standards. Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statement. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.

In our opinion, these consolidated financial statements present fairly, in all material respects, the financial position of the Company as at March 31, 2001 and the results of its operations and its cash flows for the year then ended, expressed in United States dollars, in accordance with Canadian generally accepted accounting principles.

The audited consolidated balance sheet as at March 31, 2000 and the audited consolidated statements of operations, shareholders' equity and cash flows for the years ended March 31, 2000 and 1999 were examined by other auditors who expressed an opinion without reservation on those statements in their report dated August 14, 2000.

                                                            "DAVIDSON & COMPANY"

Vancouver, Canada                                          Chartered Accountants

July 23, 2001

                COMMENTS BY AUDITORS FOR U.S. READERS ON CANADA -
                             U.S. REPORTING CONFLICT

In the United States, reporting standards for auditors require the addition of an explanatory paragraph (following the opinion paragraph) when there is substantial doubt about a company's ability to continue as a going concern. The accompanying financial statements have been prepared on the basis of accounting principles applicable to a going concern which assumes the realization of assets and discharge of liabilities in the normal course of business. As discussed in
Note 1 to the accompanying financial statements and in respect of the Company's substantial losses from operations, substantial doubt about the Company's ability to continue as a going concern exists. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Our report to the shareholders, dated July 23, 2001, is expressed in accordance with Canadian reporting standards which do not permit a reference to such uncertainty in the auditors' report when the uncertainty is adequately disclosed in the financial statements.

                                                            "DAVIDSON & COMPANY"

Vancouver, Canada                                          Chartered Accountants

July 23, 2001

                          A Member of SC INTERNATIONAL
                          ============================

     Suite 1200, Stock Exchange Tower, 609 Granville Street, P.O. Box 10372,
                 Pacific Centre, Vancouver, BC, Canada, V7Y 1G6
                   Telephone (604) 687-0947 Fax (604) 687-6172

TIMEBEAT.COM ENTERPRISES INC.
CONSOLIDATED BALANCE SHEET
(Expressed in United States dollars)
AS AT MARCH 31

====================================================================================================================

                                                                                           2001                2000
--------------------------------------------------------------------------------------------------------------------

ASSETS

CURRENT
    Cash and equivalents                                                        $        35,044     $       592,402
    Receivables                                                                         144,787             124,934
    Inventory                                                                           182,546              83,847
    Prepaid expenses                                                                      1,250                  -
                                                                                ---------------     ---------------

                                                                                        363,627             801,183

RESTRICTED TERM DEPOSITS (Note 3)                                                        12,692             140,999
INVESTMENT IN WATCHZONE WEB-SITES                                                         3,500                  -
MINERAL PROPERTIES (Note 4)                                                                   1           3,403,195
CAPITAL ASSETS (Note 5)                                                                  23,337              23,023
                                                                                ---------------     ---------------

                                                                                $       403,157     $     4,368,400
====================================================================================================================

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT
    Accounts payable and accrued liabilities                                    $       274,836     $       196,572
    Share subscriptions received                                                         40,041                  -
                                                                                ---------------     ---------------

                                                                                        314,877             196,572
                                                                                ---------------     ---------------

SHAREHOLDERS' EQUITY
    Capital stock (Note 6)
       Authorized
          100,000,000 common shares, without par value
       Issued
          March 31, 2000 - 16,217,202 common shares
          March 31, 2001 - 16,511,204 common shares                                   9,381,299           9,292,290
    Deficit                                                                          (9,293,019)         (5,120,462)
                                                                                ---------------     ---------------

                                                                                         88,280           4,171,828
                                                                                ---------------     ---------------

                                                                                $       403,157     $     4,368,400
====================================================================================================================

NATURE AND CONTINUANCE OF OPERATIONS (Note 1)
CONTINGENCIES AND COMMITMENTS (Note 7)
ON BEHALF OF THE BOARD:


                                Director                                Director
--------------------------------          ------------------------------


        The accompanying notes are an integral part of these consolidated financial statements.

TIMEBEAT.COM ENTERPRISES INC.
CONSOLIDATED STATEMENT OF OPERATIONS AND DEFICIT
(Expressed in United States dollars)
YEAR ENDED MARCH 31

==============================================================================================================

                                                                   2001               2000               1999
--------------------------------------------------------------------------------------------------------------


SALES                                                   $        57,287    $       142,734    $            -

COST OF GOODS SOLD                                              (35,095)          (141,249)                -
                                                        ---------------    ---------------    ---------------

GROSS MARGIN                                                     22,192              1,485                 -


GENERAL AND
ADMINISTRATIVE EXPENSES (Schedule)                             (599,984)          (488,063)          (172,612)
                                                        ---------------    ---------------    ---------------


LOSS BEFORE OTHER ITEMS                                        (577,792)          (486,578)          (172,612)
                                                        ---------------    ---------------    ---------------


OTHER ITEMS
    Interest income                                              17,772             10,411              9,994
    Write-down of mineral properties                         (3,612,537)                -            (251,883)
                                                        ---------------    ---------------    ---------------

                                                             (3,594,765)            10,411           (241,889)
                                                        ---------------    ---------------    ---------------


LOSS FOR THE YEAR                                            (4,172,557)          (476,167)          (414,501)


DEFICIT, BEGINNING OF YEAR                                   (5,120,462)        (4,644,295)        (4,229,794)
                                                        ---------------    ---------------    ---------------


DEFICIT, END OF YEAR                                    $    (9,293,019)   $    (5,120,462)   $    (4,644,295)
===============================================================================================================


LOSS PER SHARE                                          $       (0.26)     $       (0.03)     $       (0.03)
===============================================================================================================


WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING                16,269,808         15,645,918         13,933,067
===============================================================================================================


        The accompanying notes are an integral part of these consolidated financial statements.

TIMEBEAT.COM ENTERPRISES INC.
CONSOLIDATED SCHEDULE OF GENERAL AND ADMINISTRATIVE EXPENSES
(Expressed in United States dollars)
YEAR ENDED MARCH 31

===========================================================================================================

                                                                2001               2000               1999
-----------------------------------------------------------------------------------------------------------


Advertising                                          $        23,831    $        87,010    $            -
Amortization                                                   7,407              3,898              1,413
Bad debts                                                     20,097                 -                  -
Foreign exchange loss                                         23,589             12,162                 -
Management and consulting fees                               132,371            135,470             63,842
Office, secretarial and administration                        16,216             16,340             24,838
Professional fees                                             81,713             21,936             29,969
Rent                                                          36,836             26,559             11,147
Salaries and wages                                            76,513             24,375                 -
Telephone, fax and utilities                                  18,871             14,350             11,566
Transfer agent and regulatory fees                            17,063             12,202             10,347
Travel, marketing and investor relations                      85,097             92,975             19,490
Web-site development and maintenance                          60,380             40,786                 -
                                                     ---------------    ---------------    ---------------

                                                     $       599,984    $       488,063    $       172,612
===========================================================================================================









        The accompanying notes are an integral part of these consolidated financial statements.

TIMEBEAT.COM ENTERPRISES INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
(Expressed in United States dollars)
YEAR ENDED MARCH 31

========================================================================================================================

                                                                             2001               2000               1999
------------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES
    Loss for the year                                             $    (4,172,557)   $      (476,167)   $      (414,501)
    Items not affecting cash:
       Amortization                                                         7,407              3,898              1,413
       Write-down of mineral properties                                 3,612,537                 -             251,883

    Changes in non-cash working capital items (Note 9)                    (41,538)           (35,744)            15,303
                                                                  ---------------    ---------------    ---------------

    Cash used in operating activities                                    (594,151)          (508,013)          (145,902)
                                                                  ---------------    ---------------    ---------------


CASH FLOWS FROM FINANCING ACTIVITIES
    Proceeds on issuance of common shares                                  89,009          1,203,186              8,357
    Share issuance costs                                                       -              (6,672)                -
    Share subscriptions received                                           40,041                 -                  -
                                                                  ---------------    ---------------    --------------

    Cash provided by financing activities                                 129,050          1,196,514              8,357
                                                                  ---------------    ---------------    ---------------


CASH FLOWS FROM INVESTING ACTIVITIES
    Investment in web-site                                                 (3,500)                -                  -
    Expenditures on mineral properties, net                              (209,343)           (32,541)          (231,303)
    Acquisition of capital assets                                          (7,721)           (20,672)            (5,793)
    Restricted term deposits                                              128,307            (79,097)           110,048
                                                                  ---------------    ---------------    ---------------

    Cash used in financing activities                                     (92,257)          (132,310)          (127,048)
                                                                  ---------------    ---------------    ---------------


CHANGE IN CASH AND EQUIVALENTS FOR THE YEAR                              (557,358)           556,191           (264,593)


CASH AND EQUIVALENTS, BEGINNING OF YEAR                                   592,402             36,211            300,804
                                                                  ---------------    ---------------    ---------------


CASH AND EQUIVALENTS, END OF YEAR                                 $        35,044    $       592,402    $        36,211
========================================================================================================================


CASH PAID DURING THE YEAR FOR:
    Interest expense                                              $            -     $            -     $            -
    Income taxes                                                               -                  -                  -
========================================================================================================================


SUPPLEMENTAL DISCLOSURE FOR CASH FLOWS (Note 9)


        The accompanying notes are an integral part of these consolidated financial statements.

TIMEBEAT.COM ENTERPRISES INC.
CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
(Expressed in United States dollars)

================================================================================================================================

                                                                      Issued
                                                         ---------------------------------

                                                                  Number
                                                               of Shares            Amount           Deficit              Total
--------------------------------------------------------------------------------------------------------------------------------

BALANCE, MARCH 31, 1998                                       13,907,917   $     8,073,663   $    (4,229,794)   $     3,843,869

  Issued for cash
     Exercise of options                                          45,000             8,357                -               8,357
  Issued for acquisition of mineral properties                   100,000            13,756                -              13,756
  Loss for the year                                                   -                 -           (414,501)          (414,501)
                                                         ---------------   ---------------   ---------------    ---------------

BALANCE, MARCH 31, 1999                                       14,052,917         8,095,776        (4,644,295)         3,451,481

  Issued for cash
     Exercise of options                                         988,000           496,248                -             496,248
     Exercise of warrants                                        738,000           468,791                -             468,791
     Private placement                                           438,285           231,475                -             231,475
  Loss for the year                                                   -                 -           (476,167)          (476,167)
                                                         ---------------   ---------------   ---------------    ---------------

BALANCE, MARCH 31, 2000                                       16,217,202         9,292,290        (5,120,462)         4,171,828

  Issued for cash
     Exercise of options                                           5,000             2,308                -               2,308
     Private placement                                           289,002            86,701                -              86,701
  Loss for the year                                                   -                 -         (4,172,557)        (4,172,557)
                                                         ---------------   ---------------   ---------------    ---------------

BALANCE, MARCH 31, 2001                                       16,511,204   $     9,381,299   $    (9,293,019)   $        88,280
================================================================================================================================







        The accompanying notes are an integral part of these consolidated financial statements.

TIMEBEAT.COM ENTERPRISES INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in United States dollars)
MARCH 31, 2001

================================================================================


1.       NATURE AND CONTINUANCE OF OPERATIONS

         The Company's principal business activity includes the operation of e-commerce retail web-sites specializing in sales of watches, fine jewelry as well as clothing and related products for teens and young adults.

         During the current year, the Company decided to discontinue the exploration of its mineral properties and, accordingly, the Company is no longer considered to be an exploration stage Company.

         These consolidated financial statements have been prepared in accordance with generally Canadian accepted accounting principles, with the assumption that the company will be able to realize its assets and discharge its liabilities in the normal course of business rather than through a process of forced liquidation. Continued operations of the Company are dependent on the Company's ability to receive continued financial support, complete public equity financing, or generate profitable operations in the future.

         =======================================================================

                                                           2001            2000
         -----------------------------------------------------------------------

         Deficit                                 $   (9,293,019) $   (5,120,462)
         Working capital                                 48,750         604,611
         =======================================================================



2.       SIGNIFICANT ACCOUNTING POLICIES

         GENERALLY ACCEPTED ACCOUNTING PRINCIPLES

         These consolidated financial statements have been prepared in accordance with Canadian generally accepted accounting principles, which are materially different from United States generally accepted accounting principles. Information with respect to differences between generally accepted accounting principles in Canada and the United States is provided in Note 12.

         PRINCIPLES OF CONSOLIDATION

         These consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, Timebeat.com Inc. All significant inter-company balances and transactions have been eliminated.

         FOREIGN CURRENCY TRANSLATION AND REPORTING CURRENCY

         The monetary assets and liabilities of the Company that are denominated in foreign currencies are translated at the rate of exchange at the balance sheet date. Revenues and expenses are translated at the average exchange rate for the year. Exchange gains and losses arising on translation are included in the statement of operations.

         As a result of the Company focusing on its e-commerce activities through its wholly-owned subsidiary in the United States, the Company changed its reporting and functional currency from the Canadian dollar to the United States dollar effective March 31, 2000. Prior year figures have been restated through a translation of convenience whereby the amounts have been translated using the exchange rate prevailing at March 31, 2000. The exchange rate at March 31, 2000 was US$0.6878 to CDN$1.

TIMEBEAT.COM ENTERPRISES INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in United States dollars)
MARCH 31, 2001

================================================================================


2.       SIGNIFICANT ACCOUNTING POLICIES (cont'd.....)


         INVENTORY

         Inventory is valued at the lower of cost and net realizable value.

         WEBSITE DEVELOPMENT

         Expenditures for website development are expensed as incurred. Costs of acquisition are capitalized.

         CAPITAL ASSETS

         Capital assets are recorded at cost less accumulated amortization. Amortization is provided for using the following methods:

              Office equipment                 20% declining balance
              Computer equipment               30% declining balance
              Computer software                30% declining balance

         MINERAL PROPERTIES

         The Company  records its interests in mineral  properties  and areas of geological interest at cost. All direct costs relating to the acquisition of these interests are capitalized on the basis of specific claim blocks or areas of geological interest until the properties to which they relate are placed into production, sold or abandoned. The costs will be amortized over the proven reserves of the related property following commencement of production. Proceeds received, as a result of the sale of a mineral property, will be applied against the book value of the property. Any revenue received in excess of the property's book value will be included in income at that time.

         DEFERRED EXPLORATION COSTS

         The Company defers all direct exploration costs relating to mineral properties and areas of geological interest until the properties to which they relate are placed into production, sold or abandoned. These costs will be amortized over the proven reserves of the property following commencement of production.

         VALUES

         The amounts shown for mineral properties and deferred exploration costs represent costs incurred to date and are not intended to reflect present or future values.

         COST OF MAINTAINING MINERAL PROPERTIES

         The Company does not accrue the estimated future costs of maintaining its mineral properties in good standing.

         USE OF ESTIMATES

         Management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of financial statements and the reported amounts of revenues and expenses during the reported period. Actual results could differ from these estimates.

TIMEBEAT.COM ENTERPRISES INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in United States dollars)
MARCH 31, 2001

================================================================================


2.       SIGNIFICANT ACCOUNTING POLICIES (cont'd.....)


         FUTURE INCOME TAXES

         Future income taxes are recorded using the asset and liability method. Under the asset and liability method, future tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Future tax assets and liabilities are measured using the enacted or substantively enacted tax rates expected to apply when the asset is realized or the liability settled. The effect on future tax assets and liabilities of a change in tax rates is recognized in income in the period that substantive enactment or enactment occurs. To the extent that the Company does not consider it more likely than not that a future tax asset will be recovered, it provides a valuation allowance against the excess.

         FINANCIAL INSTRUMENTS

         The Company's financial instruments consist of cash and equivalents, receivables, restricted term deposits, accounts payable and accrued liabilities and share subscriptions received. Unless otherwise noted, it is management's opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments. The fair value of these financial instruments approximate their carrying values, unless otherwise noted.

         REVENUE RECOGNITION

         Revenue from the sale of watches, fine jewellery and clothing is recognized when the goods are shipped and invoiced.

         STOCK OPTIONS

         The Company has a stock option plan as described in Note 6. No compensation expense is recognized when stock options are granted. Consideration paid for shares on the exercise of the stock options is credited to capital stock.

         CASH AND EQUIVALENTS

         Cash and equivalents include highly liquid investments with original maturities of three months or less.

         EARNINGS (LOSS) PER SHARE

         Basic earnings (loss) per share is based on the weighted average number of common shares outstanding during the year.

         Diluted earnings per share considers the dilutive impact of the conversion of outstanding stock options and warrants as if the events had occurred at the beginning of the year. Diluted loss per share is not presented as this calculation proved to be anti-dilutive.

         ENVIRONMENTAL PROTECTION AND REHABILITATION COSTS

         Liabilities related to environmental protection and rehabilitation costs are accrued and charged to income when their likelihood of occurrence is established.

TIMEBEAT.COM ENTERPRISES INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in United States dollars)
MARCH 31, 2001

================================================================================


2.       SIGNIFICANT ACCOUNTING POLICIES (cont'd.....)


         COMPARATIVE FIGURES

         Certain comparative figures have been adjusted to conform with the current year's presentation.



3.       RESTRICTED TERM DEPOSITS

         =======================================================================

                                                          2001             2000
         -----------------------------------------------------------------------

         Restricted term deposits              $        12,692   $      140,999
         =======================================================================

         The restricted term deposits relate to funds placed on deposit in favor of the Province of British Columbia with respect to possible future reclamation costs for the Company's mineral properties.



4.       MINERAL PROPERTIES

         Deferred exploration and acquisition costs comprise the following:

         ===============================================================================================

                                                                                2001               2000
         -----------------------------------------------------------------------------------------------

         Balance, beginning of year                                  $     3,403,195    $     3,432,555
                                                                     ---------------    ---------------

         Acquisition costs                                                        -              20,634
                                                                     ---------------    ---------------

         Expenditures during the year
           Environmental reclamation                                         199,900                 -
          Exploration taxes and fees                                          12,160              7,050
          Geological research and consulting                                     238                502
          Miscellaneous                                                       (2,955)                20
                                                                     ---------------    ---------------

                                                                             209,343              7,572
                                                                     ---------------    ---------------

         Reduction in exploration expenditures payable to
           Antares Mining and Exploration Corporation                             -             (61,902)
         British Columbia mining exploration refundable tax credit                -               4,336
         Deferred exploration costs written-off                           (3,612,537)                -
                                                                     ---------------    ---------------

                                                                          (3,612,537)           (57,566)
                                                                     ---------------    ---------------

         Balance, end of year                                        $             1    $     3,403,195
         ===============================================================================================

TIMEBEAT.COM ENTERPRISES INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in United States dollars)
MARCH 31, 2001

================================================================================


4.       MINERAL PROPERTIES (cont'd.....)


         During the year ended March 31, 2001, the Company discontinued its mineral exploration activities and wrote-down accumulated expenditures to $1.


         The Company continues to hold the following mineral interests:

         a) The J.D. Gold Silver claims located in the Omineca Mining Division in the Province of British Columbia. The Company is required to pay Energex Minerals Ltd. an annual royalty of $3,588.

         b) The Al and Lawyers claims both located in the Omineca Mining Division in the Province of British Columbia. These claims remain subject to the various production and net profit royalties and net smelter returns ranging from 0.1% to 15%.



5.       CAPITAL ASSETS


         ===================================================================================================================

                                              March 31, 2001                                   March 31, 2000
                               ---------------------------------------------    --------------------------------------------
                                               Accumulated         Net Book                      Accumulated        Net Book
                                       Cost   Amortization            Value              Cost   Amortization           Value
         -------------------------------------------------------------------------------------------------------------------

         Office equipment      $      7,155   $      2,119     $      5,036      $      7,155   $        988   $       6,167
         Computer
           equipment                 22,197          8,842           13,355            18,497          4,034          14,463
         Computer
           software                   7,176          2,230            4,946             3,156            763           2,393
                               ------------   ------------     ------------      ------------   ------------   -------------

                               $     36,528   $     13,191     $     23,337      $     28,808   $      5,785   $      23,023
         ===================================================================================================================


6.       CAPITAL STOCK


         On January 26, 2001, the Company issued 289,002 units pursuant to private placement agreements at CDN$0.45 per unit for total proceeds of $86,701 (CDN$130,051). Each unit consists of one share of common stock and one non-transferable share purchase warrant. Each warrant entitles the holder to purchase one share of common stock of the Company at a price of CDN$0.45 per share until January 12, 2002, and at CDN$0.56 until January 12, 2003.


         On November 10, 2000, the Company issued 5,000 shares of common stock on the exercise of stock options for total proceeds of $2,308 (CDN$3,800).

TIMEBEAT.COM ENTERPRISES INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in United States dollars)
MARCH 31, 2001

================================================================================

6.       CAPITAL STOCK (cont'd.....)

         WARRANTS

         The following is a summary of the status of share purchase warrants outstanding at March 31, 2001:

         =======================================================================

              Number                     Exercise
           of Shares                        Price        Expiry Date
         -----------------------------------------------------------------------

             400,285                  CDN$   1.03         May 12, 2001 (Note 13)
             289,002                  CDN$   0.45         January 12, 2002
                              then at CDN$   0.56         January 12, 2003
             760,000                   US$   0.75         July 10, 2005
             144,000                   US$   0.75         July 10, 2005
         =======================================================================

         STOCK OPTION PLAN

         During the year ended March 31, 2000 the Company established a share purchase option plan (the "Plan") whereby the board of directors may, from time to time, grant options aggregating up to 2,750,000 shares of the Company to directors, officers, employees or consultants. The number of options available under the plan was increased to 3,200,000 in the current year. The maximum term of any option granted is five years or less.

         As at March 31, 2001, options to purchase up to 1,279,000 shares remained available to be granted under the Plan.

         During the year, the Company cancelled 1,060,000 options previously granted to directors and certain consultants. The Company also repriced 1,760,000 options previously granted to directors and certain consultants exercisable at $1.22 to $1.77 to $0.52 per share.

         During the year ended March 31, 2001, the Company granted options for 505,000 shares pursuant to the Plan.

         Options to acquire common shares have been granted and are outstanding and exercisable at March 31, 2001 to employees, consultants, officers and directors of the Company as follows:

         =======================================================================

                  Number             Exercise
               of Shares                Price            Expiry Date
         -----------------------------------------------------------------------

                 100,000           CDN $ 0.77            March 5, 2003
                 304,000                 0.77            March 8, 2004
                  50,000                 1.03            June 1, 2004
                 300,000                 0.76            August 16, 2004
                 795,000                 0.76            September 30, 2004
                 167,000                 1.10            December 15, 2004
                  80,000                 0.76            May 19, 2005
                  50,000                 1.15            June 15, 2005
                  75,000                 0.56            October 15 2005
            ------------

               1,921,000
         =======================================================================

TIMEBEAT.COM ENTERPRISES INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in United States dollars)
MARCH 31, 2001

================================================================================


6.       CAPITAL STOCK (cont'd.....)


         Subsequent to the year end the Company granted and repriced certain stock options (Note 13).


7.       CONTINGENCIES AND COMMITMENTS


         a) A joint claim for $61,522 (CDN$89,448) has been made against the Company for mineral property work. The Company has accrued $24,703 (CDN$35,000) for the claim. The amount of any additional loss cannot be determined. Accordingly no additional amount has been accrued in the financial statements. Any additional amount will be accounted for in the period in which the loss, if any, can reasonably be estimated.


         b) At present the Company is not aware of any liability related to environmental protection and rehabilitation costs. However, due to the nature of the Company's business there is no assurance that such liability will not arise in the future.


         c) A claim of $14,449 (CDN$21,008) has been made against the Company for rent at a previous office premises. The Company disputes the claim and no amount has been accrued in the financial statements. The outcome of the claim and amount of any loss is not determinable.


         d) On October 19, 2000 the Company passed various resolutions related to investment agreements with Swartz Private Equity LLC for raising proceeds through share issuance of up to $25 million over a period of three years. The agreements, which were amended on March 30, 2001, contain conditions that the Company meet certain listing and pricing requirements. Funds will be made available subject to the Company meeting certain conditions including a change of domicile to the United States. As consideration, the Company granted warrants to purchase 760,000 and 144,000 shares exercisable at $0.75 per share until July 10, 2005.


8.       RELATED PARTY TRANSACTIONS


         a) Accounts payable and accrued liabilities include the following amounts due to related parties:


         =================================================================================================================

                                                                                                   2001              2000
         -----------------------------------------------------------------------------------------------------------------
         Due to directors                                                               $         1,988    $         5,608
         Due to companies controlled by directors and persons related to directors               65,017            111,748
         Due to a company subject to significant influence by a director                         39,440             39,440
                                                                                        ---------------    ---------------

                                                                                        $       106,445    $       156,796
         =================================================================================================================

TIMEBEAT.COM ENTERPRISES INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in United States dollars)
MARCH 31, 2001

================================================================================

8.       RELATED PARTY TRANSACTIONS (cont'd.....)


         b) Amounts receivable include the following amounts due from related parties:


         ======================================================================================================

                                                                                        2001               2000
         ------------------------------------------------------------------------------------------------------

         Due from a director                                                 $         3,000    $            -
         Due from a company controlled by a director                                  32,084             24,972
         Due from a company subject to significant influence by a director            39,370             39,440
                                                                             ---------------    ---------------

                                                                             $        74,454    $        64,412
         ======================================================================================================


         c) Expenses include the following amounts paid or accrued to directors and companies controlled by directors and former directors or persons related to directors:


         ======================================================================================================

                                                                     2001               2000               1999
         ------------------------------------------------------------------------------------------------------

         Management and consulting fees                   $       125,749    $       116,108    $        63,842
         Rent                                                       8,200                 -                  -
                                                          ---------------    ---------------    ---------------

                                                          $       133,949    $       116,108    $        63,842
         ======================================================================================================


         d) The Company's watch and jewelry website is operated by a company controlled by a director and officer of the Company. Other significant transactions with this company are as follows:


         ======================================================================================================

                                                                     2001               2000               1999
         ------------------------------------------------------------------------------------------------------

         Sales                                            $        26,812    $            -     $            -
         Purchases                                                  9,054            128,868                 -
         Rent                                                      19,500             20,000                 -
         Wages                                                     57,475             21,787                 -
         ======================================================================================================

             Amounts payable and receivable from this company are included in notes (a) and (b) above.

         These transactions are in the normal course of operations and are measured at the exchange amount, which is the amount of consideration established and agreed to by the related parties.

TIMEBEAT.COM ENTERPRISES INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in United States dollars)
MARCH 31, 2001

================================================================================


9.       SUPPLEMENTAL DISCLOSURES FOR CASH FLOWS



         a) Cash provided by (used for) changes in working capital items comprises the following:


         ===================================================================================================

                                                                 2001               2000               1999
         ---------------------------------------------------------------------------------------------------

         Increase in receivables                      $       (19,853)   $       (82,165)   $       (21,834)
         Increase in inventory                                (98,699)           (83,847)                -
         Increase in prepaid expenses                          (1,250)                -               1,690
         Increase in accounts payable                          78,264            130,268             35,447
                                                      ---------------    ---------------    ---------------

                                                      $       (41,538)   $       (35,744)   $        15,307
         ===================================================================================================



         b)  Non-cash financing and investing activities include the following:


         =============================================================================================================

                                                                               2001              2000             1999
         -------------------------------------------------------------------------------------------------------------

         Reduction in exploration expenditures payable to
           Antares Mining and Exploration Corporation in
           exchange for restricted term deposit                     $            -    $      (61,902)   $           -
         Capital stock issued for acquisition of mineral
           properties                                                            -                -             13,756
         =============================================================================================================


10.      INCOME TAXES


         a)  Adjustment for change in income tax accounting policy

             The Company adopted the new recommendations of the Canadian Institue of Chartered Accountants with respect to accounting for income taxes, retroactively, without restatement, on April 1, 2000.

             Under the new recommendations, using the asset and liability method, future income tax assets and liabilities are determined based on differences between the carrying amounts and tax bases of assets and liabilities, and measured using the tax rates and laws that will be in effect when the differences are expected to reverse. Previously, under the deferral method, income tax expense was based on items of income and expense that were reported in different years in the financial statements and tax returns and measured at the tax rate in effect in the year the difference originated. The effect of adopting the standards was not considered significant.

TIMEBEAT.COM ENTERPRISES INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in United States dollars)
MARCH 31, 2001

================================================================================

10.      INCOME TAXES (cont'd.....)


         b) A reconciliation of income taxes at statutory rates with reported taxes is as follows:

             ================================================================================================================

                                                                                                        2001             2000
             ----------------------------------------------------------------------------------------------------------------

             Loss before income taxes                                                          $  (4,172,557)   $    (476,167)
             ================================================================================================================

             Income tax recovery at Canadian statutory rate of 44.6% (2000 - 45.6%)            $  (1,860,961)   $    (217,132)
             Unrecognized benefit of net operating losses                                            221,523          203,981
             Resource expenditures written-off                                                     1,619,669               -
             Other                                                                                    (9,121)         (15,224)
             Difference in foreign tax rate                                                           28,890           28,375
                                                                                               -------------    -------------

                                                                                               $          -     $          -
             ================================================================================================================

             The Company has not recorded in these financial statements the future income tax benefits of approximately US$2,400,000 (CDN$3,800,000) of non-capital Canadian losses which may be applied to reduce income taxes in future years. If not utilized, the losses expire through 2008. The Company's U.S. subsidiary has losses of approximately $570,000 available to carryforward to reduce future income taxes.

             Subject to certain restrictions, the Company also has approximately US$3,000,000 (CDN$4,800,000) of resource expenditures available to reduce taxable income of future years.

             At March 31, 2001 the Company has Canadian net capital losses of approximately US$100,000 (CDN$150,000) which may be carried forward indefinitely and applied against capital gains of future years.

             The possible income tax benefits of these losses and resource deductions have not been reflected in the consolidated financial statements.


         c) Significant components of the Company's future income tax assets are as follows:

             ==============================================================================================================

                                                                                                      2001             2000
             --------------------------------------------------------------------------------------------------------------

             Future income tax assets (liabilities)
                 Resource pools                                                              $   1,362,984    $    (144,952)
                 Other assets                                                                        9,674           19,635
                 Losses available for future periods                                             1,268,142        1,300,568
                                                                                             -------------    -------------

                                                                                                 2,640,800        1,175,251
             Valuation allowance                                                                (2,640,800)      (1,175,251)
                                                                                             -------------    -------------

             Net future income tax asset                                                     $          -     $          -
             ==============================================================================================================

TIMEBEAT.COM ENTERPRISES INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in United States dollars)
MARCH 31, 2001


11.      SEGMENTED INFORMATION

         As detailed in Note 1, the Company has two business segments, the business of exploring mineral properties, which are located in British Columbia, Canada and the business of selling and repairing jewelry, watches and clothing and related products through e-commerce retail websites located in the United States of America.

         Segmented information comprises the following:

         ====================================================================================================================

                                                                                     Canada           U.S.A.            Total
         --------------------------------------------------------------------------------------------------------------------

         Capital assets                                                     $         4,456    $      18,881    $      23,337
         Total assets                                                                47,072          356,085          403,157
         Sales                                                                           -            57,287           57,287
         Interest income                                                             17,772               -            17,772
         Deferred exploration and acquisition costs written off                   3,612,537               -         3,612,537
         Amortization                                                                 1,472            5,935            7,407
         Loss                                                                     3,871,620          300,937        4,172,557
         ====================================================================================================================

12. DIFFERENCES BETWEEN CANADIAN AND UNITED STATES OF AMERICA GENERALLY ACCEPTED ACCOUNTING PRINCIPLES

         These financial statements have been prepared in accordance with generally accepted accounting principles in Canada. Except as set out below, these financial statements also comply, in all material respects, with accounting principles generally accepted in the United States and the rules and regulations of the Securities and Exchange Commission.

         STOCK BASED COMPENSATION

         The United States Financial Accounting Standards Board has issued Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock Based Compensation" and the Emerging Issues Task Force Consensus in Issue No. 96-18 ("EITF 96-18"), "Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring or in Conjunction with Selling, Goods or Services", which became effective for fiscal years beginning after December 15, 1995. This statement requires the Company to establish a fair market value based method of accounting for stock based compensation plans. In 1996, for United States reporting purposes, the Company adopted SFAS No. 123 and EITF 96-18 in accounting for its stock option plan. Canadian generally accepted accounting principles do not require the reporting of any stock based compensation expense in the Company's financial statements.

         The Company uses the Black Scholes Option Pricing Model to determine the fair value of employee stock options at the issuance date. In determining the fair value of these employee stock options, the following assumptions were used:

         ==========================================================================================

                                                            2001             2000              1999
         ------------------------------------------------------------------------------------------

         Risk free interest rate                           6.41%             5.5%              5.5%
         Expected life                                   3 years          5 years           2 years
         Expected volatility                         123% - 227%      158% - 186%         82% - 99%
         Expected dividends                                   -                -                 -
         ==========================================================================================

TIMEBEAT.COM ENTERPRISES INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in United States dollars)
MARCH 31, 2001

================================================================================


12.      DIFFERENCES BETWEEN CANADIAN AND UNITED STATES OF AMERICA
         GENERALLY ACCEPTED ACCOUNTING PRINCIPLES (cont'd.....)



         STOCK BASED COMPENSATION (cont'd.....)


         The Company granted 450,000 options to third party consultants and 55,000 to employees, of which 300,000 were forfeited, during the year ended March 31, 2001. In addition, the Company repriced 1,760,000 options. Accordingly, the stock-based compensation recognized using the Black Scholes Option Pricing Model was $437,124. The amount expensed for the granting of stock options during 2001 was $158,588 (2000 - $3,047,689; 1999 - $Nil). A balance of $88,305 is to be amortized to expense over the remaining term of consultants' and employees' services which range over a term of two years.

         The following is a summary of the stock based compensation plan during 2001, 2000 and 1999:

         ==========================================================================================================

                                                                                                          Weighted
                                                                                                           Average
                                                                                         Number           Exercise
                                                                                      of Shares              Price
         ----------------------------------------------------------------------------------------------------------

         Outstanding and exercisable at April 1, 1998                                 1,114,000     $         0.62
            Granted                                                                     954,000               0.50
            Forfeited                                                                  (664,000)              0.67
            Exercised                                                                   (45,000)              0.19
                                                                                  -------------

         Outstanding at March 31, 1999                                                1,359,000     $         0.51
                                                                                  =================================

         Exercisable at March 31, 1999                                                1,359,000     $         0.51
                                                                                  =================================

         Weighted average fair value of options granted during the year                          $ -
                                                                                  =================================


         Outstanding and exercisable at April 1, 1999                                 1,359,000     $         0.51
            Granted                                                                   2,110,000               1.35
            Forfeited                                                                        -                  -
            Exercised                                                                  (988,000)              0.50
                                                                                   -------------

         Outstanding at March 31, 2000                                                2,481,000     $         1.23
                                                                                   ================================

         Exercisable at March 31, 2000                                                2,481,000     $         1.23
                                                                                   ================================

         Weighted average fair value of options granted during the year                          $ 1.44
                                                                                   ================================


                                  - CONTINUED -

TIMEBEAT.COM ENTERPRISES INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in United States dollars)
MARCH 31, 2001

================================================================================


12.      DIFFERENCES BETWEEN CANADIAN AND UNITED STATES OF AMERICA
         GENERALLY ACCEPTED ACCOUNTING PRINCIPLES (cont'd.....)

         STOCK BASED COMPENSATION (cont'd.....)

         ==========================================================================================================

                                                                                                          Weighted
                                                                                                           Average
                                                                                         Number           Exercise
                                                                                      of Shares              Price
         ----------------------------------------------------------------------------------------------------------

         Outstanding and exercisable at April 1, 2000                                 2,481,000     $         1.23
            Granted                                                                     505,000               0.54
            Repriced                                                                 (1,760,000)              1.44
            Repriced                                                                  1,760,000               0.52
            Forfeited                                                                (1,060,000)              0.67
            Exercised                                                                    (5,000)              0.51
                                                                                  -------------

         Outstanding at March 31, 2001                                                1,921,000     $         0.53
                                                                                  =============

         Exercisable at March 31, 2001                                                 982,002      $         0.54
                                                                                  =============

         Weighted average fair value of options granted during the year                          $ 0.58
         ==========================================================================================================

         The  Company  issued  904,000  warrants  to  third  party  consultants.
         Accordingly, the stock-based compensation expense recognized for the issuance of warrants using the Black Scholes Option Pricing Model was $518,220.

         MINERAL PROPERTIES AND DEFERRED EXPLORATION COSTS

         Under Canadian generally accepted accounting principles, the mineral properties and deferred exploration costs, including prospecting and acquisition costs, are carried at cost and written down if the properties are abandoned, sold or if management decides not to pursue the properties. Under United States generally accepted accounting principles, acquisition, exploration and prospecting costs are charged to expense as incurred, as are development costs for projects not yet determined by management to be commercially feasible. Expenditures for mine development are capitalized when the properties are determined to have economically recoverable proven reserves but are not yet producing at a commercial level. Prior to commencing commercial production, revenue relating to development ore, net of mining costs associated with its production, is offset against mine development costs. Mine development costs incurred to access reserves on producing mines are also capitalized. Capitalization of all exploration, development, and acquisition costs, commences once the Company identifies proven and probable reserves that relate to specific properties.

         Mining projects and properties are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable. If estimated future cash flows expected to result from the use of the mining project or property and its eventual disposition are less than the carrying amount of the mining project or property, an impairment is recognized based upon the estimated fair value of the mining project or property. Fair value generally is based on the present value of estimated future net cash flows for each mining project or property, calculated using estimates of proven and probable mineable reserves, future prices, operating costs, capital requirements and reclamation costs.

TIMEBEAT.COM ENTERPRISES INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in United States dollars)
MARCH 31, 2001


12.      DIFFERENCES BETWEEN CANADIAN AND UNITED STATES OF AMERICA
         GENERALLY ACCEPTED ACCOUNTING PRINCIPLES (cont'd.....)

         ACCOUNTING FOR IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF

         For United States reporting purposes, the Company has adopted SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of". In the event that facts and circumstances indicate that the carrying amount of the asset may not be recoverable and an estimate of future undiscounted cash flows is less than the carrying amount of the asset, an impairment loss will be recognized. Management's estimates of gold prices, recoverable proven and probable reserves, operating capital, and reclamation costs are subject to certain risks and uncertainties which may affect the recoverability of the Company's investment in property, plant, and equipment. Although management has made its best estimate of these factors based on current conditions, it is possible that changes could occur which could adversely affect management's estimate of the net cash flow expected to be generated from its operations.

         The mineral interests in British Columbia, comprising of the J.D. Gold Silver claims and the Al and certain of the original lawyers claims, which have a total capitalized cost of $1 for Canadian reporting purposes, have been written down for US reporting purposes, as they have no determinable, proven or probable reserves.

         NEW ACCOUNTING STANDARD: ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

         In September 1998, the FASB issued SFAS 133, "Accounting for Derivative Instruments and Hedging Activities" which establishes accounting and reporting standards for derivative instruments and for hedging activities. SFAS 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. In June 1999, the FASB issued SFAS 137 and 138 to defer the effective date of SFAS 133 to fiscal quarters of fiscal years beginning after June 15, 2000. The Company does not anticipate that the adoption of the statement will have a significant impact on its financial statements.

         FOREIGN CURRENCY TRANSLATION AND REPORTING CURRENCY

         Effective March 31, 2000, the Company adopted the U.S. dollar as its reporting currency. Prior to this change, the Canadian dollar had been used as the Companys' reporting currency. Under Canadian GAAP, the Company's financial statements for all periods presented through March 31, 2000 have been translated from Canadian dollars to U.S. dollars using the exchange rate in effect at March 31, 2000. Under U.S. GAAP, the financial statements for periods prior to the change in reporting currency must be translated to U.S. dollars using the current rate method, which method uses specific year end or specific annual average exchange rates as appropriate. The Company does not anticipate that the adoption of these statements will have significant impact on its financial statements.

         BALANCE SHEET, OPERATIONS, DEFICIT AND CASH FLOW INFORMATION UNDER UNITED STATES GAAP

         =====================================================================================================================

                                                                                                       2001              2000
         ---------------------------------------------------------------------------------------------------------------------

         BALANCE SHEET
         Total assets, Canadian GAAP                                                          $     403,157    $   4,368,400
             Mineral properties                                                                          (1)      (3,403,195)
                                                                                              --------------   -------------

         Total assets, United States GAAP                                                     $     403,156    $     965,205
                                                                                              =============    =============



                                  - CONTINUED -

TIMEBEAT.COM ENTERPRISES INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in United States dollars)
MARCH 31, 2001

================================================================================

12.      DIFFERENCES BETWEEN CANADIAN AND UNITED STATES OF AMERICA
         GENERALLY ACCEPTED ACCOUNTING PRINCIPLES (cont'd.....)

         BALANCE  SHEET,  OPERATIONS,  DEFICIT AND CASH FLOW  INFORMATION  UNDER
         UNITED STATES GAAP (cont'd.....)

         =====================================================================================================================

                                                                                                       2001              2000
         ---------------------------------------------------------------------------------------------------------------------

         Total liabilities                                                                    $      314,877   $      196,572
                                                                                              --------------   --------------

         Share capital, Canadian GAAP                                                              9,381,299        9,292,290
         Cumulative compensation expense on granting of stock options                              3,206,277        3,047,689
         Increase in capital stock on revaluation of share released from escrow                      692,529          692,529
         Cumulative compensation expense on issuance of warrants                                     518,220               -
                                                                                              --------------   --------------

         Share capital, United States GAAP                                                        13,798,325       13,032,508
         Deficit, United States GAAP                                                             (13,710,046)     (12,263,875)
                                                                                              --------------   --------------

         Shareholders' equity, United States GAAP                                                     88,279          768,633
                                                                                              --------------   --------------

         Shareholders' equity and liabilities, United States GAAP                             $      403,156   $      965,205
                                                                                              ================================

         ======================================================================================================================

                                                                                     2001               2000              1999
         ----------------------------------------------------------------------------------------------------------------------

         STATEMENT OF OPERATIONS AND DEFICIT
         Loss under Canadian GAAP                                          $   (4,172,557)    $     (476,167)   $     (414,501)
            Compensation expense on issuance of warrants                         (518,220)                -                 -
            Compensation expense on granting of stock options                    (158,588)        (3,047,689)               -
            Mineral properties                                                  3,612,537             29,362          (245,059)
            Deferred exploration costs                                           (209,343)                -            251,883
                                                                           --------------     --------------    --------------

         Loss under United States GAAP                                         (1,446,171)        (3,494,494)         (407,677)
         Beginning deficit, United States GAAP                                (12,263,875)        (8,769,381)       (8,361,704)
                                                                           --------------     --------------    --------------

         Ending deficit, United States GAAP                                $  (13,710,046)    $  (12,263,875)   $   (8,769,381)
                                                                           ====================================================

         STATEMENT OF CASH FLOWS
         Cash flows used in operating activities, Canadian GAAP            $     (594,151)    $     (508,013)   $     (145,902)
             Mineral properties                                                  (209,343)           (32,541)         (231,303)
                                                                           --------------     --------------    --------------

         Cash flows used in operating activities, United States GAAP             (803,494)          (540,554)         (377,205)
                                                                           --------------     --------------    --------------

         Cash flows provided by financing activities                              129,050          1,196,514             8,357
                                                                           --------------     --------------    --------------

         Cash flows used in investing activities, Canadian GAAP                   (92,257)          (132,310)         (127,048)
             Mineral properties                                                   209,343             32,541           231,303
                                                                           --------------     --------------    --------------

         Cash flows used in investing activities, United States GAAP              117,086            (99,769)          104,255
                                                                           --------------     --------------    --------------

         Net change in cash                                                      (557,358)           556,191          (264,593)
         Cash, beginning of year                                                  592,402             36,211           300,804
                                                                           --------------     --------------    --------------

         Cash, end of year                                                 $       35,044     $      592,402    $       36,211
         ======================================================================================================================

TIMEBEAT.COM ENTERPRISES INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in United States dollars)
MARCH 31, 2001

================================================================================


12.      DIFFERENCES BETWEEN CANADIAN AND UNITED STATES OF AMERICA
         GENERALLY ACCEPTED ACCOUNTING PRINCIPLES (cont'd.....)

         EARNINGS (LOSS) PER SHARE (EPS)

         The following  loss per share  information  results under United States
         GAAP:

         ====================================================================================================================

                                                                                   2001               2000              1999
         --------------------------------------------------------------------------------------------------------------------

         Net loss for the year under United States GAAP                  $   (1,446,171)    $   (3,494,494)   $     (407,677)
         ====================================================================================================================

         Weighted average number of shares outstanding
             under United States GAAP                                        16,269,808         15,645,918        13,933,067
         ====================================================================================================================

         Basic and diluted loss per share                                $      (0.09)      $      (0.22)     $      (0.03)
         ====================================================================================================================

         The weighted average number of share outstanding under United States GAAP do not include the 689,287 (2000 - 400,285; 1999 - 700,000)
         warrants outstanding, nor the stock options of 1,921,000 (2000 - 2,481,000; 1999 - 1,359,000) as their effect would be anti-dilutive.


13.      SUBSEQUENT EVENTS

         The following events occurred subsequent to year end:

         a) The Company granted certain consultants 80,000 stock options at an exercise price of $0.51 per share, expiring five years from the date of grant.

         b) On April 19, 2001, the Company resolved to extend the expiry date of 400,285 warrants outstanding at year end from May 12, 2001 to November 12, 2001.

         c) On June 7, 2001, the Company resolved to reprice 64,000 stock options previously issued to a consultant and former director at $0.52 (CDN$0.76) per share to $0.22 per share.

         d) On June 13, 2001, the Company issued 505,000 units pursuant to private placement agreements at US$0.30 per unit. Each unit consist of one common share and one non-transferable share purchase warrant.

         e) On June 29, 2001, the Company resolved to issue 100,000 shares at an agreed value of $0.32 per share and options to purchase 200,000 shares at $0.32 per share to a consultant acting as a Vice President of marketing.

         f) On June 29, 2001, the Company entered into an agreement with an unrelated company to process and distribute fragrances. Options to purchase up to 300,000 shares at $0.32 depending on attainment of retail sales targets were granted to the unrelated company.