Form 10QSB
period 2001-06-30
TIMEBEAT COM ENTERPRISES INC /
filed 2001-12-03
CIK 1001808

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)
[X]             QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
            For the quarterly period ended: June 30, 2001

[ ]             TRANSITION REPORT UNDER SECTION 13 OF 15(d) OF THE
                                  EXCHANGE ACT
         For the transition period from ______________ to ________________

                         Commission file number 0-29260

                          TIMEBEAT.COM ENTERPRISES INC.
        (Exact name of small business issuer as specified in its charter)




                 NEVADA                                  86-1040643
     (State or other jurisdiction of                   (IRS Employer
      incorporation or organization)                 Identification No.)


                     P.O. BOX 9, PAYSON, ARIZONA 85547-0009
                    (Address of principal executive offices)

                                 (520) 474-9151
                           (Issuer's telephone number)

  580 HORNBY STREET, SUITE 200, VANCOUVER, BRITISH COLUMBIA, CANADA V6C 3B6
              (Former name, former address and former fiscal year,
                          if changed since last report)

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

             17,999,370 SHARES OF COMMON STOCK, NO PAR VALUE, AS OF
                                 OCTOBER 2, 2001

 Transitional Small Business Disclosure Format (check one);  Yes       No   X
                                                                 -----    -----

                          TIMEBEAT.COM ENTERPRISES INC.

                                      INDEX

PART I - FINANCIAL INFORMATION

     Item 1.  Financial Statements

              Consolidated Balance Sheets

              Consolidated Statements of Operations and Deficit

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

     Item 3.  Defaults Upon Senior Securities

     Item 4.  Submission of Matters to a Vote of Security Holders

     Item 5.  Other Information

     Item 6.  Exhibits and Reports on Form 8-K


PART III - SIGNATURES

                          TIMEBEAT.COM ENTERPRISES INC.
                           CONSOLIDATED BALANCE SHEETS
                                (IN U.S. DOLLARS)
                                   (UNAUDITED)


                                                                         JUNE 30,                 MARCH 31,
                                                                           2001                      2001
                                                                   ---------------------     ---------------------
ASSETS

Current assets:
   Cash and cash equivalents                                       $           33,774        $           35,044
   Accounts receivable                                                          2,605                    70,333
   Due from related parties (Note 4a)                                          50,522                    74,454
   Prepaid Expenses                                                             1,496                     1,250
   Inventory                                                                  184,715                   182,546
                                                                   ---------------------     ---------------------
         Total current assets                                                 273,112                   363,627

Restricted term deposits                                                       12,692                    12,692
Investment in Watchzone websites                                                3,500                     3,500
Capital Assets, net                                                            21,743                    23,337
                                                                   ---------------------     ---------------------

TOTAL ASSETS                                                       $          311,047        $          403,156
                                                                   =====================     =====================

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable and accrued liabilities                        $          162,784        $          168,391
   Due to related parties (Note 4b)                                            21,048                   106,445
   Share subscription received                                                  3,000                    40,041
                                                                   ---------------------     ---------------------
         Total current liabilities                                            186,832                   314,877

Stockholders' equity:
   Common stock, no par value, 100,000,000 shares
   Authorized, 17,016,204 and 16,511,204 shares
   Issued and outstanding at June 30, 2001 and
   March 31, 2001 respectively (Note 5)                                     9,532,799                 9,381,299
   Compensation on granting and re-pricing
   of Stock Options                                                         3,241,986                 3,206,277
   Revaluation of shares released from escrow                                 692,529                   692,529
   Compensation expense on issuance of warrants                               540,625                   518,220

   Deficit                                                                (13,883,724)              (13,710,046)
                                                                   ---------------------     ---------------------
          Total stockholders' equity                                          124,215                    88,279
                                                                   ---------------------     ---------------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                         $          311,047        $          403,156
                                                                   =====================     =====================

                          TIMEBEAT.COM ENTERPRISES INC.
                CONSOLIDATED STATEMENTS OF OPERATIONS AND DEFICIT
                                (IN U.S. DOLLARS)
                                   (UNAUDITED)


                                                                            THREE MONTHS ENDED JUNE 30,
                                                                          2001                       2000
                                                                 -----------------------    -----------------------

SALES                                                            $            4,690         $            9,205

Cost of goods sold                                                            2,980                      6,944
                                                                 -----------------------    -----------------------

GROSS PROFIT                                                                  1,710                      2,261
                                                                 -----------------------    -----------------------

EXPENSES
  Advertising                                                                 1,750                     18,424
  Amortization                                                                1,594                      1,833
  Management and consulting fees                                             50,679                     28,054
  Foreign exchange (gain) loss                                                1,520                     (2,674)
  Interest and bank charges                                                     646                         77
  Professional fees                                                          29,075                      2,691
  Office, secretarial and administration                                      1,645                      2,705
  Rent                                                                        6,615                      8,322
  Salaries and wages                                                         13,398                     22,235
  Shareholder information and investor relations                              2,865                     21,045
  Telephone, fax and utilities                                                6,996                      7,482
  Transfer agent and regulatory fees                                            810                      1,103
  Mineral exploration                                                             -                     11,161
  Stock based compensation                                                   58,114                     29,405
                                                                 -----------------------    -----------------------

TOTAL EXPENSES                                                              175,707                    151,863
                                                                 -----------------------    -----------------------

Loss before interest income                                                (173,997)                  (149,602)
   Interest income                                                              319                        630
                                                                 -----------------------    -----------------------

LOSS FOR THE PERIOD                                                        (173,678)                  (148,972)

Deficit, beginning of period                                            (13,710,046)               (12,263,875)

Deficit, end of period                                           $      (13,883,724)        $      (12,412,847)
                                                                 =======================    =======================

LOSS PER SHARE, BASIC AND DILUTED                                $            (0.01)        $            (0.01)
                                                                 =======================    =======================

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING                            16,611,094                 16,217,202
                                                                 =======================    =======================

                          TIMEBEAT.COM ENTERPRISES INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (IN U.S. DOLLARS)
                                   (UNAUDITED)

                                                                                 THREE MONTHS ENDED JUNE 30,
                                                                               2001                     2000
                                                                        -------------------       ------------------

CASH FLOWS FROM OPERATING ACTIVITIES:
   Loss for the period                                                  $         (173,678)       $       (148,972)
   Adjustments to reconcile net loss to net cash used
   in operating activities:
        Stock based compensation                                                    58,114                  29,405
        Amortization                                                                 1,594                   1,833
   Changes in working capital items:
        Accounts receivable                                                         67,728                  27,229
        Due from related parties                                                    23,932                       -
        Prepaid expenses                                                              (247)                   (201)
        Inventory                                                                   (2,169)                  1,002
        Accounts payable and accrued liabilities                                    (5,606)                  4,845
        Due to related parties                                                     (85,397)                      -
                                                                        -------------------       ------------------
NET CASH USED IN OPERATING ACTIVITIES                                             (115,729)                (84,859)

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds on issuance of common shares                                          114,459                       -
                                                                        -------------------       ------------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                          114,459                       -

CASH FLOWS FROM INVESTING ACTIVITIES:
    Acquisition of capital assets                                                        -                  (3,498)
    Restricted term deposits                                                             -                   2,420
                                                                        -------------------       ------------------
NET CASH USED IN INVESTING ACTIVITIES                                                    -                  (1,078)

DECREASE  IN CASH AND CASH EQUIVALENTS                                              (1,270)                (85,937)

CASH AND CASH EQUIVALENTS:
     Beginning of period                                                            35,044                 592,402
                                                                        ===================       ==================
     End of period                                                      $           33,774        $        506,465
                                                                        ===================       ==================


====================================================================================================================
CASH PAID DURING THE PERIOD FOR:
         Interest                                                       $                -        $              -
          Income Taxes                                                  $                -        $              -
====================================================================================================================

Supplemental disclosure for non-cash financing and investing activities:

During the three month period ended June 30, 2001, the Company issued shares of common stock totaling $37,041 in exchange for share subscriptions received in advance of $37,041. There were no significant non-cash financing or investing activities during the period ended June 30, 2000.

TIMEBEAT.COM ENTERPRISES INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in United States dollars)
(Unaudited)
JUNE 30, 2001
--------------------------------------------------------------------------------

1.       NATURE OF OPERATIONS

         The Company was incorporated on May 23, 1985 under the laws of the Province of British Columbia, Canada and subsequently continued to the Yukon Territory, Canada in September of 1999 and further continued to the state of Nevada on October 16, 2001. The Company's principal business activity includes the operation of e-commerce retail web-sites specializing in sales of watches, fine jewelry as well as clothing and related products for teens and young adults.

         In the opinion of management, the accompanying consolidated financial statements contain all adjustments necessary (consisting only of normal recurring accruals) to present fairly the financial information contained therein. These statements do not include all disclosures required by United States generally accepted accounting principles and should be read in conjunction with the audited consolidated financial statements of the Company for the year ended March 31, 2001. The results of operations for the three-month period ended June 30, 2001 are not necessarily indicative of the results to be expected for the year ending March 31, 2002.

2.       GOING CONCERN

         These consolidated financial statements have been prepared in conformity with United States generally accepted accounting principles, with the assumption that the Company will be able to realize its assets and discharge its liabilities in the normal course of business rather than through a process of forced liquidation. Continued operations of the Company are dependent on the Company's ability to receive continued financial support, complete public equity financing, or generate profitable operations in the future. It is management's plan to seek additional capital through equity financings.

         =======================================================================
                                                 June 30,          March 31,
                                                   2001              2001
         -----------------------------------------------------------------------

         Deficit                              $(13,883,724)     $(13,710,046)
         Working capital                            86,280            48,750
         =======================================================================

3.   BASIS OF PRESENTATION

         Effective April 1, 2001, the Company commenced preparing its consolidated financial statements in conformity with United States generally accepted accounting principles ("U.S. GAAP"). Previously, the Company had prepared its statements in accordance with Canadian generally accepted accounting principles ("Cdn GAAP") with notes to the financial statements outlining significant differences between Canadian and United States reporting policies, including schedules reconciling the balance sheet, operations, deficit and cash flow information. These consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements for the year ended March 31, 2001.

TIMEBEAT.COM ENTERPRISES INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in United States dollars)
(Unaudited)
JUNE 30, 2001
--------------------------------------------------------------------------------

3.       BASIS OF PRESENTATION (cont'd...)

         The significant differences between Cdn and U.S. GAAP that impact these consolidated financial statements are as follows:

         STOCK BASED COMPENSATION

         The United States Financial Accounting Standards Board has issued Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock Based Compensation" and the Emerging Issues Task Force Consensus in Issue No. 96-18 ("EITF 96-18"), "Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring or in Conjunction with Selling, Goods or Services", which became effective for fiscal years beginning after December 15, 1995. This statement requires the Company to establish a fair market value based method of accounting for stock based compensation plans. In 1996, for United States reporting purposes, the Company adopted SFAS No. 123 and EITF 96-18 in accounting for its stock option plan. Cdn GAAP do not require the reporting of any stock based compensation expense in the Company's consolidated financial statements.

         MINERAL PROPERTIES AND DEFERRED EXPLORATION COSTS

         Under Cdn GAAP, the mineral properties and deferred exploration costs, including prospecting and acquisition costs, are carried at cost and written down if the properties are abandoned, sold or if management decides not to pursue the properties. Under U.S. GAAP, acquisition, exploration and prospecting costs are charged to expense as incurred, as are development costs for projects not yet determined by management to be commercially feasible. Expenditures for mine development are capitalized when the properties are determined to have economically recoverable proven reserves but are not yet producing at a commercial level. Prior to commencing commercial production, revenue relating to development ore, net of mining costs associated with its production, is offset against mine development costs. Mine development costs incurred to access reserves on producing mines are also capitalized. Capitalization of all exploration, development, and acquisition costs, commences once the Company identifies proven and probable reserves that relate to specific properties.

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

TIMEBEAT.COM ENTERPRISES INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in United States dollars)
(Unaudited)
JUNE 30, 2001
--------------------------------------------------------------------------------


3.       BASIS OF PRESENTATION (cont'd...)

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

         FOREIGN CURRENCY TRANSLATION AND REPORTING CURRENCY

         Effective April 1, 2000, the Company adopted the U.S. dollar as its reporting currency. Prior to this change, the Canadian dollar had been used as the Company's reporting currency. Under Cdn GAAP, the Company's financial position and results of operations and cash flows for all periods presented through to March 31, 2000 were translated from Canadian dollars to U.S. dollars using the exchange rate in effect at March 31, 2000. Under U.S. GAAP, the financial position and results of operations and cash flows for periods prior to the change in reporting currency have been translated to U.S. dollars using the current rate method, which uses specific year end or specific annual average exchange rates as appropriate.

         All prior period information presented in these consolidated financial statements has been restated to conform with United States generally accepted accounting principles. The effect of the restatement on the Company's comparative loss and loss per share is as follows:

==============================================================================================
                                                                                  Three Month
                                                                                 Period Ended
                                                                                June 30, 2000
----------------------------------------------------------------------------------------------

STATEMENT OF OPERATIONS AND DEFICIT
Loss under Cdn GAAP                                                          $      (108,406)
    Compensation expense on granting of stock options                                (29,405)
    Mineral properties                                                               (11,161)
                                                                             -----------------

Loss under U.S. GAAP                                                         $      (148,972)
==============================================================================================

Weighted average number of shares outstanding under Cdn GAAP                      16,217,202
==============================================================================================

Basic and diluted loss per share under Cdn GAAP                              $         (0.01)
==============================================================================================

TIMEBEAT.COM ENTERPRISES INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in United States dollars)
(Unaudited)
JUNE 30, 2001
--------------------------------------------------------------------------------



3.       BASIS OF PRESENTATION (cont'd...)

         The weighted average number of shares outstanding does not include 400,285 warrants and 2,911,000 stock options outstanding as their effect would be anti-dilutive.

         NEW ACCOUNTING PRONOUNCEMENTS

         In June 2001, the Financial Accounting Standards Board ("FASB") approved the issuance of Statement of Financial Accounting Standards
         No. 141 ("SFAS 141"), "Business Combinations" and Statement of Financial Accounting Standards No. 142 ("SFAS 142"), "Goodwill and Other Intangible Assets". SFAS 141 requires that all business combinations be accounted for using the purchase method of accounting making the use of the pooling-of-interest method prohibited. SFAS 141 is effective for business combinations completed after June 30, 2001. SFAS 142 addresses the accounting for all purchased intangible assets but not the accounting for internally developed intangible assets. Goodwill will no longer be amortized but will be reviewed for impairment in accordance with SFAS 142. SFAS 142 is effective for fiscal years beginning after December 15, 2001. Early adoption is permitted for entities with fiscal years beginning after March 15, 2001.

         In July 2001, FASB issued Statement of Financial Accounting Standards No. 143 ("SFAS 143") "Accounting for Asset Retirement Obligations" that records the fair value of the liability for closure and removal costs associated with the legal obligations upon retirement or removal of any tangible long-lived assets. The initial recognition of the liability will be capitalized as part of the asset cost and depreciated over its estimated useful life. SFAS 143 is required to be adopted effective January 1, 2003.

         In August 2001, FASB issued Statement of Financial Accounting Standards No. 144 ("SFAS 144") "Accounting for the Impairment or Disposal of Long-Lived Assets" that supersedes Statement of Financial Accounting Standards No. 121 "Accounting for the Impairment or Disposal of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." SFAS 144 is required to be adopted effective January 1, 2002.

         The adoption of these new pronouncements is not expected to have a material effect on the Company's financial position or results of operations.

TIMEBEAT.COM ENTERPRISES INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in United States dollars)
(Unaudited)
JUNE 30, 2001
--------------------------------------------------------------------------------


4.   RELATED PARTY TRANSACTIONS


     A)   Due from related parties consists of the following:

     ==============================================================================================
                                                                        June 30,         March 31,
                                                                          2001             2001
     ----------------------------------------------------------------------------------------------

      Due from a director                                             $    5,880       $    3,000
      Due from a company controlled by a director                          5,272           32,084
      Due from a company subject to significant
      influence by a director                                             39,370           39,370
                                                                      -----------      ------------
                                                                      $   50,522       $   74,454
      =============================================================================================

      B)  Due to related parties consists of the following:

      =============================================================================================
                                                                        June 30,         March 31,
                                                                          2001             2001
      ---------------------------------------------------------------------------------------------

      Due to directors                                                $    3,118       $    1,988
      Due to companies controlled by directors
      and persons related to directors                                     6,000           65,017
      Due to a company subject to significant
      influence by a director                                             11,930           39,440
                                                                      -----------      ------------

                                                                      $   21,048       $  106,445
      =============================================================================================

      C) Expenses during the three-month periods ended June 30, 2001 and 2000 respectively include the following amounts paid or accrued to directors and companies controlled by directors and former directors or persons related to directors:

         ==========================================================================================
                                                                          2001             2000
         ------------------------------------------------------------------------------------------

         Management and consulting fees                               $   26,020       $   18,950
         Rent                                                              3,000            6,600
                                                                      -----------      ------------

                                                                      $   29,020       $   25,550
         ==========================================================================================

TIMEBEAT.COM ENTERPRISES INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in United States dollars)
(Unaudited)
JUNE 30, 2001
--------------------------------------------------------------------------------


4.   RELATED PARTY TRANSACTIONS (cont'd)

     D) The Company's watch and jewelry website is operated by a company controlled by a director and officer of the Company. Significant transactions with this company during the three-month periods ended June 30, 2001 and 2000 respectively are as follows:

         =======================================================================

                                                      2001             2000
         -----------------------------------------------------------------------

         Sales                                    $   2,630       $    9,205
         Purchases                                    3,030            6,944
         Rent                                         1,500            6,000
         Wages                                        1,981           22,235
         =======================================================================

         Amounts payable and receivable from this  company are included in notes
         (a) and (b) above.

         These transactions are in the normal course of operations and are measured at the exchange amount, which is the amount of consideration established and agreed to by the related parties.

5.   COMMON STOCK

     On June 13, 2001, the Company issued 505,000 units pursuant to private placement agreements at $0.30 per unit for total proceeds of $151,500. Each unit consists of one share of common stock and one non-transferable share purchase warrant. Each warrant entitles the holder to purchase one share of common stock of the Company at a price of $0.30 per share until January 12, 2002, and at $0.375 until January 12, 2003.

     A)  WARRANTS

     The following is a summary of the status of share purchase warrants outstanding at June 30, 2001:

================================================================================

           Number                    Exercise
        of Shares                       Price               Expiry Date
--------------------------------------------------------------------------------

          400,285                 CDN$ 1.0300               Nov. 12, 2001
          794,002                  US$ 0.3000               January 12, 2002
                             then at $ 0.3750               January 12, 2003
          760,000                    $ 0.7500               July 10, 2005
          144,000                    $ 0.7500               July 10, 2005
           90,400                    $ 0.3438               April 10, 2006
================================================================================

TIMEBEAT.COM ENTERPRISES INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in United States dollars)
(Unaudited)
JUNE 30, 2001
--------------------------------------------------------------------------------


5.       COMMON STOCK (cont'd)

         B) STOCK OPTION PLAN

         During the year ended March 31, 2000 the Company established a share purchase option plan (the "Plan") whereby the board of directors may, from time to time, grant options aggregating up to 2,750,000 shares of the Company to directors, officers, employees or consultants. The number of options available under the plan was increased to 3,200,000 in the year ended March 31, 2001. The maximum term of any option granted is five years or less.

         During the three months ended June 30, 2001, the Company granted options to a third party consultant to acquire 101,500 shares pursuant to the Plan.

         Options to acquire common shares that have been granted and are outstanding at June 30, 2001 to employees, consultants, officers and directors of the Company are as follows:

================================================================================
                Number            Exercise
             of Shares               Price                 Expiry Date
--------------------------------------------------------------------------------

               100,000          CDN $ 0.77                 March 5, 2003
               304,000                0.77                 March 8, 2004
                50,000                1.03                 June 1, 2004
               300,000                0.76                 August 16, 2004
               731,000                0.76                 September 30, 2004
               117,000                1.10                 December 15, 2004
                50,000                0.76                 May 5, 2005
                80,000                0.76                 May 19, 2005
                50,000                1.15                 June 15, 2005
                75,000                0.56                 October 15 2005
                64,000          US $  0.22                 September 30, 2004
                   500                0.37                 March 31, 2006
               101,000                0.51                 March 31, 2006
               -------

             2,022,500
================================================================================

         As at June 30, 2001, options to purchase up to 1,177,500 shares remained available to be granted under the Plan.

TIMEBEAT.COM ENTERPRISES INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in United States dollars)
(Unaudited)
JUNE 30, 2001
--------------------------------------------------------------------------------


5.       COMMON STOCK (cont'd)

         C)  STOCK BASED COMPENSATION

         The following is a summary of stock option activity during the three month period ended June 30, 2001.

================================================================================
                                                     Number     Weighted Average
                                                       of        Exercise Price
                                                     Shares
--------------------------------------------------------------------------------
Outstanding at March 31, 2001                      1,921,000        $  0.53
                                                 ============

Granted                                              101,500        $  0.51
Cancelled on repricing                               (64,000)          0.52
Re-issued on repricing                                64,000           0.22
                                                 ------------

Outstanding at June 30, 2001                       2,022,500        $  0.50
                                                 ------------

Exercisable at June 30, 2001                       1,428,167        $  0.51
                                                 ============

Weighted average fair value of options granted                      $  0.27
during the three  month period ended June 30, 2001
================================================================================

         The Company granted 101,500 options to third party consultants during the three-month period ended June 30, 2001. The stock-based compensation recognized using the Black Scholes Option Pricing Model was $29,568. The amount expensed for stock options during the three-month period ended June 30, 2001 was $35,709 (during the three month period ended June 30, 2000 - $29,405). A balance of $203,464 is to be amortized to expense over the remaining term of consultants' and employees' services which range over a period of three years.

         The company issued 90,400 warrants to third party consultants during the three month period ended June 30, 2001. Accordingly, stock based compensation expense recognized for the issuance of the warrants using the Black Scholes Option-Pricing Model was $22,405.

         The Company uses the Black Scholes Option Pricing Model to determine the fair value of stock options and warrants at the issuance date. In determining the fair value the following assumptions were used:

                                           June 30        March 31
                                           2001           2001
                                        ----------------------------
            Risk free interest rate        5.07%          6.41%
            Expected life                  3 years        3 years
            Expected volatility            168.78%        123% - 227%

TIMEBEAT.COM ENTERPRISES INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in United States dollars)
(Unaudited)
JUNE 30, 2001
--------------------------------------------------------------------------------



6.       SEGMENTED INFORMATION

         The Company has two business segments, the business of exploring mineral properties, which is located in British Columbia, Canada and the business of selling and repairing jewelry, watches and clothing and related products through e-commerce retail websites located in the United States of America.

         Segmented information comprises the following:

===============================================================================================================

                                                                    CANADA            U.S.A.           TOTAL
---------------------------------------------------------------------------------------------------------------

Capital assets                                                   $    3,912       $    17,831       $   21,743
Total assets                                                         25,300           285,747          311,047
Sales                                                                     -             4,690            4,690
Interest income                                                         319                 -              319
Deferred exploration and acquisition costs written off                    -                 -                -
Loss                                                                112,834            60,844          173,678
===============================================================================================================

7.   CONTINGENCIES AND COMMITMENTS

     (a)  A  joint claim  for  $27,454  (CDN$42,310) (March  31,  2001;  $61,522
          (CDN$89,448)) has been made against the Company for mineral property work. The Company has accrued $24,703 (CDN$35,000) for the claim. The amount of any additional loss cannot be determined. Accordingly no additional amount has been accrued in the financial statements. Any additional amount will be accounted for in the period in which the loss, if any, can reasonably be estimated.

     (b) At present the Company is not aware of any liability related to environmental protection and rehabilitation costs. However, due to the nature of the Company's business there is no assurance that such liability will not arise in the future.

     (c) A claim of $14,449 (CDN$21,008) has been made against the Company for rent at a previous office premises. The Company disputes the claim and no amount has been accrued in the financial statements. The outcome of the claim and amount of any loss is not determinable.

     (d) On October 19, 2000 the Company passed various resolutions related to investment agreements with Swartz Private Equity LLC for raising proceeds through share issuance of up to $25 million over a period of three years. The agreements, which were amended on March 30, 2001, contain conditions that the Company meet certain listing and pricing requirements. Funds will be made available subject to the Company meeting certain conditions including a change of domicile to the United States. As consideration, the Company granted warrants to purchase 760,000 and 144,000 shares exercisable at $0.75 per share until July 10, 2005, and 90,400 shares exercisable at $0.3438 per share until April 10, 2002.

TIMEBEAT.COM ENTERPRISES INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in United States dollars)
(Unaudited)
JUNE 30, 2001
--------------------------------------------------------------------------------


8.       SUBSEQUENT EVENTS

         (a) The company granted an officer 200,000 stock options at an exercise price of $0.32 expiring 5 years from the date of grant.

         (b) The company granted a consultant 50,000 stock options at an exercise price of $0.38 expiring 5 years from the date of grant.

         (c) On September 28, 2001 the Company issued 919,166 units pursuant to private placement agreements at $US 0.30 per share. Each unit is comprised of one share and one non-transferable share purchase option exercisable at $0.30 until January 12, 2002 and at $0.3750 until January 12, 2003.

         (d) On October 16, 2001 the company completed its previously announced re-domicile of incorporation from the Yukon Territory, Canada to the State of Nevada in the United States of America.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION CURRENCY AND EXCHANGE RATES

Our financial statements were prepared in accordance with United States generally accepted accounting principles ("US GAAP").

CAUTION

The following discussion contains trend information and other forward-looking statements that involve a number of risks and uncertainties. Our actual future results could differ materially from our historical results of operations and those discussed in the forward-looking statements. All period references are for the respective three-month periods ending June 30, 2001 and 2000.

OVERVIEW

We were incorporated in the Province of British Columbia, Canada on May 23, 1986. In June 1999, we re-incorporated in the Yukon Territory, Canada, and changed our name from AGC Americas Gold Corp. to Timebeat.com Enterprises Inc. On August 14, 2001 at a Special Meeting, our shareholders approved changing the domicile of the company from Yukon Territory, Canada to the State of Nevada which was completed on October 16, 2001.

In the past, we have had two separate business divisions mineral exploration and Internet e-commerce. Previously we had undertaken mineral exploration primarily for gold and silver worldwide, but we have been inactive on this front for a number of years. We own and operate two Internet Web sites one of which caters primarily to people who have an interest in fine watches, jewelry, high-end gift and other luxury items while the other caters to teenage and young adults who have an interest in fashion apparel, cosmetics, music and travel.

We have previously been in the business of acquiring, exploring, and if warranted, developing mineral properties primarily located in British Columbia, Canada. We have acquired and subsequently abandoned several mineral properties in pursuit of our business. Our current mineral properties are not in production and, consequently, we have no current operating income or cash flow from these properties. We have expensed all exploration costs relating to our properties and areas of geological interest. In early 1999, due to the price of minerals, we chose to examine other business possibilities and have been inactive in mineral exploration since with any expenditures incurred related to reclamation work.

In March 1999, we entered the Internet and e-commerce business. We have completed the development phase of our Internet e-commerce division. In November 1999, we launched our first Web site, www.timebeat.com. This is an e-commerce Web site that markets and sells watches, jewelry, high-end gift items and other luxury items. In December 1999, in order to increase content and awareness of WWW.TIMEBEAT.COM, we acquired our second Web site, WWW.WATCHZONE.NET. This is an informational Web site that allows consumers the ability to gather and exchange information in chat forums and from existing publications, news and press releases, manufacturer's literature, and product demonstrations and evaluations.

In May 2000, we began developing our new Web site called timebeat4teens.com. This Web site is an e-commerce site that will sell jewelry, watches, music, clothing and related items to the young adult market age group between 10 to 24 years old. We believe that by cross promoting our Web sites, we may be able to reach both parents and their children.

In June 2000, we launched our auction component of WWW.TIMEBEAT.COM that offers an auction and authentication of timepieces, jewelry and special products. We offer a twelve-month assurance guarantee for our buyers, which should increase their confidence in making a purchase. We authenticate the products and issue a certificate of authenticity on each purchase. Our buyers are able to review an independent appraisal of the product being purchased on the auction site. If the buyer is not satisfied at any time within 30 days from the date of purchase, a full refund will be made.

In December 2000, we signed a licensing agreement with eBay (NASDAQ: EBAY), the world's leading online trading community. eBay users will be able to access content from our Web site WWW.WATCHZONE.NET. We are hopeful this will result in an increased number of visitors to our Web site.

We have been receiving merchandise for WWW.TIMEBEAT4TEENS.COM, and the merchandise has been entered into inventory. An account with UPS has been established and software has been provided as well. A merchant account has been approved and is operational allowing customers to make purchases by credit cards. Timebeat4teens.com has also established relationships with various teen magazines that will assist us in the marketing of our unique site. The Timebeat4teens website became fully operational in June of 2001. The Web site is database driven.

We have only generated minimal revenues since our inception in 1986. As of June 30, 2001, we have an accumulated deficit of $13,883,724. We have suffered significant losses from operations, require additional financing, and need to continue our exploration activities and the development of our Internet e-commerce businesses. Ultimately we need to generate sufficient revenues and successfully attain profitable operations. Our present business operations do not generate sufficient revenues to cover our expenses. We cannot provide assurance that our business operations will be able to do so.

RESULTS OF OPERATIONS

We incurred a net loss of $173,678 for the three months ended June 30, 2001, as compared to a net loss of $148,972 for the three months ended June 30, 2000. Our revenues were $4,690 for the three months ended June 30, 2001 as compared with revenues of $9,205 for the three-month period ending June 30, 2000. The revenues were generated from sales in our Internet operations, and are net of sales or promotional discounts. Revenue from the sale of products offered on both the Timebeat4teens and Timebeat websites is recognized when the goods are shipped and received. The cost of goods sold related to these revenues was $2,980 leaving a gross margin of $1,710 as compared to a cost of goods sold of $6,944 and a gross margin of $2,261 for the three months ended June 30, 2000. This decrease is attributable to reduced watch and jewelry sales due to slower overall economic conditions and the Timebeat4teens site being very much at the start up phase with traffic just starting to build. The cost of goods sold consisted primarily of the cost of the products, and included such items as inbound and outbound shipping costs. Cost of goods sold is comprised exclusively of the acquisition cost of the merchandise sold inclusive of any import duties. Our inventory is valued at the lower of cost and net realizable value. In addition, we generated interest income of $319. For the comparable period in 2000, we generated interest income of $630. The decrease is attributable to the cash balances being marginally lower during a period of lower interest rates decreasing interest income.

Our expenses were $175,707 for the three months ended June 30, 2001, as compared to $151,863 for the three months ended June 30, 2000. The increase in expenses is partially attributable to an increase in stock based compensation from $29,405 to $58,114 which are partially offset by decreased shareholder information costs that decreased from $21,045 to $2,865. In accordance with certain United States Financial Accounting Standards Board accounting standards, we are required to establish a fair market value based method of accounting for stock option compensation plans. We use the Black Scholes Option Pricing Model to determine the fair market value of employee stock options and other security based compensation. In the three months ended June 2000, all stock based compensation was related to the grant of incentive stock options whereas for the three months ending June 2001, the stock based compensation included both incentive warrants and stock options.

We expense Web site development expenditures in the year incurred. The increased expenditures were due to the maintaining of two web sites (WWW.TIMEBEAT.COM and WWW.WATCHZONE.NET) and the design and maintenance of a third site at WWW.TIMEBEAT4TEENS.COM compared to only one site in 1999. This expense is reflected in higher management and consulting fees, which increased from $28,054 in 2000 to $50,679 in 2001. With the timebeat4teens website now fully operational, no further increase in consulting and management fees is forecast. Professional Fees are comprised primarily of legal fees. Professional Fees increased from $2,691 in June 2000 to $29,075 in June 2001 as we incurred additional legal fees related to the shareholder approval process and other work related to moving the incorporation of the company from the Yukon Territory Canada to the State of Nevada and other efforts related to the US and the $25,000,000 equity line. The trend for higher legal fees is not expected to continue beyond December 2001 as all filings related to the equity line of credit should be completed and we have completed the change of legal domicile to the United States.

ANTICIPATED TRENDS

Due to our limited operating history and the seasonality of our sales, we are unable to estimate future sales or trends at this time with any reasonable degree of certainty.

LIQUIDITY

During the three months ended June 30, 2001, we used cash of $115,729 for our operating activities, as compared to $84,859 for the period in 2000. The decrease in the amount of cash used in operating activities was attributable primarily to decreased accounts payable. We received proceeds of $114,459 from the issuance of our common stock during the three months ended June 30, 2001as compared to no proceeds during the three-month period ended June 30, 2000 when we raised no funds from financing. Our cash for investing activities was nil for the current period, as compared to $(1,078) for the period in 2000. At June 30, 2001 we had working capital of $86,280 as compared to $48,750 at March 31, 2001. The increase in working capital was primarily caused by reduction in accounts payable of and accrued liabilities from $168,390 to $162,784 and a reduction in payables due to related parties from $106,445 to $21,048. Collectively the reduction in these payables totaled $91,003.

FINANCIAL CONDITION

Our total assets decreased from $403,156 at March 31, 2001 to $311,047 at June 30, 2001. The decrease was primarily attributable to the decrease in accounts receivable that was consumed in operations. Our stockholders' equity increased due to decrease in liabilities partially offset by an increase in the accumulated deficit that increased by the amount of our loss for the three months ended June 30, 2001.

CAPITAL ASSETS

Our capital assets are recorded at cost and are amortized over their estimated useful lives. We use a declining balance method per annum as follows: office equipment 30%, computer equipment 30%, and computer software 30%. For the three months ended June 30, 2001, our capital assets had a total net book value of $21,743.

SEASONALITY

The sale of fine watches, jewelry, high-end gift and other luxury items is seasonal in nature, with cash flows typically peaking in the fall and winter months and reaching their lows in the summer and spring months. Similar sales patterns are expected for the Timebeat4teens site. We expect future sales to follow this pattern. Accordingly, comparisons of quarterly information of our results of operations may not be indicative of our overall performance.

PLAN OF OPERATION MINERAL EXPLORATION.

We have no foreseeable plans for our properties other than to maintain the leases and to carry out reclamation work. We anticipate retaining the services of contractors and other third parties to assist us in our reclamation activities. These contractors and other third parties generally use their own equipment and labor and, therefore, we do not anticipate hiring any employees for exploration activities during the next twelve months. While we do not foresee any future exploration activities, if any are undertaken, they will be subject to various federal, state and local environmental laws and regulations. These laws and regulations govern the protection of the environment, prospecting, exploration, development, production, taxes, labor standards, occupational health, mine safety, toxic substances and other matters. Should we undertake any exploration activities, we expect to be able to comply with these laws and do not believe that compliance will have a material adverse effect on our competitive position. Should an improved metals market cause us to re-examine our position, we intend to obtain all licenses and permits required by all applicable regulatory agencies in connection with our exploration and reclamation activities. We intend to maintain standards of compliance consistent with contemporary industry practice.

INTERNET WEB SITES.

During the fiscal year ended 2001, we entered into a number of agreements and alliances which had a positive impact on our Web sites' traffic. To date, however, they have not yet significantly impacted sales. We believe this may be due in part to the seasonal nature of luxury items and because www.watchzone.net, which generated most of the traffic, is not an e-commerce site. For the next twelve months, we intend to focus our resources and efforts on increasing sales and traffic on our Internet Web sites. At the timebeat.com website will continue our efforts to provide superior service, extended product warranties, establish a high placement with the various search engines, create brand awareness with the intent to leverage that awareness by launching additional Web sites, and to expand into other areas which may offer a higher gross profit margin potential. In an effort to increase sales in the short-term, we have completed our auction service to differentiate our Web site from other luxury Web sites, which sell comparable items. We also believe that an auction service will appeal to our existing customers. In the long-term, we will focus on establishing additional strategic alliances and continuing our marketing and advertising to accelerate the adoption of our brand name and services. We do not expect to purchase any significant equipment during the next twelve months. At the timebeat4teens website we will establish a high placement on search engines.

Subsequent to the end of the three-month period ending June 2001, we reached an agreement with MTV to participate in The Real World/Road Rules Battle of the Seasons show. Our logo and selected retail partners will be featured on-camera as well as verbally mentioned by the shows hosts. The show is set to begin production at the end of September 2001 and will begin airing on MTV in January 2002. It is one of the most watched shows on MTV, has been one of the more popular series on MTV since it first aired 3 seasons ago and is broadcast to over 70 million households in the U.S. Internationally MTV is broadcast to over 342 million households on its 16 stations in 140 countries. In conjunction with the partnership, Timebeat4teens.com will also be featured on the Real World/Road Rules Challenge website with a hyperlink to the Timebeat4teens.com site. The Real World website (WWW.BUNIM-MURRAY.COM) currently receives 25,000 hits per day, 6,000 of which are from unique users. This association with MTV is expected to increase the traffic to the timebeat4teens website.

Additional marketing opportunities may be pursued if we grow during the next twelve months and if we able to sell shares of our common stock to Swartz.

CHANGE OF DOMICILE

In August of 2001 we sought approval of the majority of our shareholders to change our domicile from the Yukon Territory to the State of Wyoming, and thereafter to the State of Nevada. Subsequent to the end of the period, we completed the process and became a Nevada corporation. We believe there are several reasons the change of domicile will prove positive for us. Under the investment agreement with Swartz, we may issue and sell up to an aggregate of US$25,000,000 of common stock from time to time during a three-year period. Although we do not know the extent to which we will utilize this method of financing, the investment agreement requires that we issue shares of common stock prior to receiving payment. The corporate laws of the Yukon Territory do not permit this, but the corporate laws of the State of Nevada permit it. In addition, we no longer have a significant connection with Canada. Our operations take place outside of Canada and the majority of our shareholders reside in the United States. Also, we believe the change of domicile will improve our access to the capital markets within the United States and should enhance our ability to attract highly skilled employees.

ADDITIONAL FUNDING

As of June 30, 2001 we had a working capital surplus of $86,280. This amount should increase as we completed a significant amount of reclamation work on the mineral properties and expect the return of the majority of the restricted term deposit of $20,000. Although we anticipate a minimal amount of work on our exploration properties during the next twelve months, exploration and reclamation are capital intensive. The cost to complete our objectives relating to the Web sites and our ongoing operation costs are also extensive. For these reasons, we believe we have sufficient working capital for the next few months. As a result, we will need external financing implement our plan of operations. On November 16, 2000, we entered into an investment agreement with Swartz Private Equity, LLC. The investment agreement entitles us to issue and sell our common stock from time to time for up to an aggregate of $25 million. This financing allows us to issue common stock and warrants at our discretion as often as monthly as funds are needed in amounts based upon certain market conditions, and subject to an effective registration statement. The pricing of each common stock sale is based upon current market prices at the time of each drawdown, and we may set a floor price for the shares at our discretion. There is no assurance that this financing arrangement will enable us to implement our long-term growth strategy. Accordingly, our sources of financing are uncertain if the desired proceeds from the Swartz equity financing arrangement are not obtained. Our failure to obtain additional financing when needed could result in delay or the indefinite postponement of one or both of our business divisions and the possible loss of your entire investment.

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

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         Not Applicable.

ITEM 2.  CHANGES IN SECURITIES

         During the three (3) months ended June 30, 2001 we issued 505,000 shares of our common stock and 505,000 warrants to purchase shares of common stock with an exercise price of US $0.30 per share. No underwriters were used. Sales were made in reliance upon the exemption from registration contained in Section 4(2) of the Securities Act of 1933, as all of the purchasers were sophisticated financially and with respect to us. All of the purchasers were prior shareholders.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         Not Applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Not Applicable.

ITEM 5.  OTHER INFORMATION

         Not Applicable.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         A)  EXHIBITS

   REGULATION
   S-B NUMBER                             EXHIBIT

       3.1         Certificate of Name Change and Ordinary and Special
                   Resolution (1)

       3.2         Certificate of Incorporation and Memorandum (1)

       4.1 VSE acceptance dated January 3, 1996 of Private Placement announced October 25, 1994 (1)

       4.2 VSE acceptance dated January 9, 1996 of Private Placement announced November 5, 1995 and November 23, 1996 (1)

       4.3 VSE acceptance dated June 6, 1997 of Private Placement announced February 2, 1997 (1)

       4.4         Sample Purchase Warrants (1)

   REGULATION
   S-B NUMBER                             EXHIBIT

       4.5         Sample Purchase Options (1)

      10.1 Letter Agreement dated October 10, 1993 between the Company and Energex Minerals Ltd. regarding the JD Property (Amendment) (1)

      10.2 Agreement dated July 7, 1994 between the Company and Floralynn Investments Ltd. (1)

      10.3 Letter Agreement dated September 30, 1994 between the Company and Energex Minerals Ltd. (1)

      10.4 Letter Agreement dated April 13, 1995 between the Company and David Ford (1)

      10.5 Consulting Agreement dated September 15, 1995 between the Company and Founder's Group Management Ltd. (1)

      10.6 Agreement dated January 10, 1996 between the Company and Energex Minerals Ltd. (1)

      10.7 Agreement dated June 14, 1996 between the Company and Energex Minerals Ltd. (1)

      10.8 Agreement dated December 6, 1996 between the Company and Cheni Resources Inc. and Meota Resources Corp. (1)

      10.9 Joint Venture Agreement dated August 1, 1997 between the Company and Antares Mining and Exploration Corporation (1)

      10.10 Minerals Property Earn-In Agreement dated July 17, 1997 between the Company and Antares Mining and Exploration Corporation (1)

      10.11        1994 Drilling Results (1)

      10.12        1995 Drilling Results (1)

      10.13        1996 Drilling Results (1)

      10.14        Maps of the Company's Properties (1)

      10.15 Flow-Through Funding and Renunciation Agreement dated May 10, 1996 between the Company and Henry A. Meyer (1)

      10.16 Flow-Through Funding and Renunciation Agreement dated May 10, 1996 between the Company and John Peterson (1)

      10.17 Flow-Through Funding and Renunciation Agreement dated May 10, 1996 between the Company and Kenneth A. Thompson (1)

      10.18 Flow-Through Funding and Renunciation Agreement dated December 21, 1995 between the Company and Sandy Lynn Gammon (1)

      10.19 Flow-Through Funding and Renunciation Agreement dated December 21, 1995 between the Company and Lorraine McWilliams (1)

      10.20 Flow-Through Funding and Renunciation Agreement dated December 21, 1995 between the Company and Thomas Mitchell (1)

   REGULATION
   S-B NUMBER                             EXHIBIT

      10.21 Flow-Through Funding and Renunciation Agreement dated December 21, 1995 between the Company and Janet Thompson (1)

      10.22 Flow-Through Funding and Renunciation Agreement dated December 21, 1995 between the Company and Olza Tien (1)

      10.23        Stock Option Plan dated August 29, 1999 (3)

      10.24 Letter of Intent dated March 5, 1999, between the Company, Watch Central Corporation and Timebeat.com Inc. (3)

      10.25 Agreement dated December 14, 1999 between the Company, Watchzone.net Inc., the management of Watchzone.net Inc., and Timebeat.com Inc. (3)

      10.26 Form of Investment Agreement between the Company and Swartz Private Equity, LLC. (2)

      10.27 Timebeat.com Asset Acquisition Agreement of Watchzone.net and Watchzone.tv, and Employment Agreement dated November 1,
                   2000 (3)

      10.28 Malaspina Consultants Inc. Term Sheet office lease dated August 27, 1998 (3)

      10.29 Consulting Agreement with Palm Beach Consulting Corp. dated February 25, 2001 (3)

      10.30 Amended and Restated Investment Agreement between the Company and Swartz Private Equity dated April 10, 2001 (3)

      10.31 Amended and Restated Registration Rights Agreement between the Company and Swartz Private Equity dated April 10, 2001(3)

      10.32        Form of Commitment Warrants (3)

      10.33 Amended and Restated Warrant Antidilution Agreement between the Company and Swartz Private Equity dated April 10, 2001(3)

      10.34 Letter of Intent between Timebeat.com Enterprises Inc. and Frontline Performance, Inc. dated April 12, 2001 (3)

      10.35 Consulting Agreement with Eureka Ventures Inc. dated January 1, 2001 (4)

      10.36        Consulting Agreement with Michele Albo dated June 1, 1999 (4)

---------------------
(1) Incorporated by reference to our Annual Report on Form 20-F for the fiscal year ended March 31, 1999, file no. 0-29260.
(2) Incorporated by reference to our Quarterly Report for the period ended September 30, 2000, file no. 0-29260.
(3) Incorporated by reference to our Registration Statement on Form SB-2, file no. 0-29260.
(4) Incorporated by reference to our Annual Report on Form 10-KSB for the fiscal year ended March 31, 2001, file no. 0-29260.


       (B)      REPORTS ON FORM 8-K:  None.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  TIMEBEAT.COM ENTERPRISES INC.
                                  (Registrant)


Date:    November 30, 2001        By:   /s/ THOMAS L. CROM
                                     -------------------------------------------
                                        Thomas L. Crom, Corporate Secretary
                                        (Principal financial officer)