Form 10QSB
period 2001-09-30
TIMEBEAT COM ENTERPRISES INC /
filed 2001-12-03
CIK 1001808

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)
[X]            QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended: September 30, 2001

[ ]            TRANSITION REPORT UNDER SECTION 13 OF 15(d) OF THE
                                  EXCHANGE ACT
         For the transition period from ________________ to ______________

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

         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2)
has been subject to such filing requirements for the past 90 days. Yes    No  X
                                                                      ----  ----

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

     Item 5.  Other Information

     Item 6.  Exhibits and Reports on Form 8-K


PART III - SIGNATURES

                          TIMEBEAT.COM ENTERPRISES INC.
                           CONSOLIDATED BALANCE SHEETS
                                (IN U.S. DOLLARS)
                                   (UNAUDITED)


                                                                            SEPTEMBER 30,                MARCH 31,
                                                                                2001                        2001
                                                                          -----------------          ----------------

ASSETS

Current assets:
   Cash and cash equivalents                                              $         17,445           $        35,044
   Accounts receivable                                                                 398                    70,333
   Due from related parties (Note 4a)                                               11,054                    74,454
   Prepaid Expenses                                                                    658                     1,250
   Inventory                                                                       170,577                   182,546
                                                                          -----------------          ----------------
         Total current assets                                                      200,132                   363,627

Restricted term deposits                                                            12,692                    12,692
Investment in Watchzone websites                                                     3,500                     3,500
Capital Assets, net                                                                 20,270                    23,337
                                                                          -----------------          ----------------

TOTAL ASSETS                                                              $        236,594           $       403,156
                                                                          =================          ================

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable and accrued liabilities                               $        115,819           $       168,390
   Due to related parties (Note 4b)                                                  4,720                   106,445
   Share subscriptions received                                                          -                    40,041
                                                                          -----------------          ----------------
         Total current liabilities                                                 120,539                   314,877

Stockholders' equity:
   Common stock, no par value, 100,000,000 shares
   Authorized; 17,999,370 and 16,511,204 shares
   Issued and outstanding at September 30, 2001 and
   March 31, 2001 respectively (Note 5)                                          9,822,629                 9,381,299
   Share subscriptions receivable                                                 (137,000)                        -
   Compensation on granting and re-pricing
   of Stock Options                                                              3,279,959                 3,206,277
   Revaluation of shares released from escrow                                      692,529                   692,529
   Compensation expense on issuance of warrants                                    540,625                   518,220

   Deficit                                                                     (14,082,687)              (13,710,046)
                                                                          -----------------          ----------------
          Total stockholders' equity                                               116,055                    88,279
                                                                          -----------------          ----------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                $        236,594           $       403,156
                                                                          =================          ================

                          TIMEBEAT.COM ENTERPRISES INC.
                CONSOLIDATED STATEMENTS OF OPERATIONS AND DEFICIT
                                (IN U.S. DOLLARS)
                                   (UNAUDITED)

                                                               THREE MONTHS ENDED                      SIX MONTHS ENDED
                                                                 SEPTEMBER 30,                           SEPTEMBER 30,
                                                           2001                 2000                2001                2000
                                                    ----------------      ---------------      --------------     ---------------
SALES                                               $         2,483       $        6,270       $       7,173      $       15,475

Cost of goods sold                                            5,460                 (360)              8,440               6,584
                                                    ----------------      ---------------      --------------     ---------------

GROSS PROFIT                                                 (2,977)               6,630              (1,267)              8,891
                                                    ----------------      ---------------      --------------     ---------------

EXPENSES
  Advertising                                                   559                  500               2,309              18,924
  Amortization                                                1,473                2,005               3,067               3,838
  Bad debt expense                                            4,938                    -               4,938                   -
  Management and consulting fees                             18,042               35,248              68,720              63,302
  Foreign exchange loss                                       4,859               11,667               6,379               9,593
  Interest and bank charges                                   2,378                  326               3,024                 403
  Inventory write down                                        5,594                    -               5,594                   -
  Professional fees                                          30,794                7,781              59,869              10,472
  Office and administration                                   4,358                5,834               6,003               7,671
  Rent                                                        6,550               11,031              13,165              19,623
  Salaries and wages                                         13,571               18,577              26,969              40,812
  Investor information and relations                         10,059               31,632              12,924              52,677
  Telephone, fax and utilities                                7,604                5,905              14,600              13,387
  Transfer agent and regulatory fees                          4,371                3,678               5,181               4,779
  Travel                                                      3,259                1,578               3,259               1,578
  Mineral exploration                                         4,432              212,690               4,433             223,851
  Stock based compensation                                   37,973              559,453              96,087             588,858
  Website development                                        36,668                8,317              36,668               8,317
                                                    ----------------      ---------------      --------------     ---------------

TOTAL EXPENSES                                              197,482              916,222             373,189           1,068,085
                                                    ----------------      ---------------      --------------     ---------------

Loss before interest income                                (200,459)            (909,592)           (374,456)         (1,059,194)
   Interest income                                            1,496               15,491               1,815              16,121
                                                    ----------------      ---------------      --------------     ---------------

LOSS FOR THE PERIOD                                        (198,963)            (894,101)           (372,641)         (1,043,073)

Deficit, beginning of period                            (13,883,724)         (12,412,847)        (13,710,046)        (12,263,875)
                                                    ----------------      ---------------      --------------     ---------------

Deficit, end of period                              $   (14,082,687)      $  (13,306,948)      $ (14,082,687)     $  (13,306,948)
                                                    ================      ===============      ==============     ===============

LOSS PER SHARE, BASIC AND DILUTED                   $         (0.01)      $        (0.06)      $       (0.02)     $        (0.06)
                                                    ================      ===============      ==============     ===============

WEIGHTED AVERAGE NUMBER OF SHARES
OUTSTANDING                                              16,845,205           16,217,202          16,605,991          16,217,202
                                                    ================      ===============      ==============     ===============


                          TIMEBEAT.COM ENTERPRISES INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (IN U.S. DOLLARS)
                                   (UNAUDITED)

                                                                                    SIX MONTHS ENDED SEPTEMBER 30,
                                                                                     2001                    2000
                                                                               ---------------         ---------------

CASH FLOWS FROM OPERATING ACTIVITIES:
   Loss for the period                                                         $     (372,641)         $    (1,043,073)
   Adjustments to reconcile net loss to net cash used
   in operating activities:
        Stock based compensation                                                       96,087                  588,858
        Amortization                                                                    3,067                    3,838
        Inventory writedown                                                             5,594
   Changes in working capital items:
        Accounts receivable                                                            69,935                   43,810
        Due from related parties                                                       63,400                        -
        Prepaid expenses                                                                  592                        -
        Inventory                                                                       6,374                  (18,226)
        Accounts payable and accrued liabilities                                      (52,571)                  28,701
        Due to related parties                                                       (101,725)                       -
                                                                               ---------------         ----------------
NET CASH USED IN OPERATING ACTIVITIES                                                (281,888)                (396,092)

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds on issuance of common shares                                             264,289                        -
                                                                               ---------------         ----------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                             264,289                        -


CASH FLOWS FROM INVESTING ACTIVITIES:
    Acquisition of capital assets                                                           -                   (7,519)
                                                                               ---------------         ----------------
NET CASH USED IN INVESTING ACTIVITIES                                                       -                   (7,519)


DECREASE IN CASH AND CASH EQUIVALENTS                                                (17,599)                 (403,611)

CASH AND CASH EQUIVALENTS:
     Beginning of period                                                               35,044                  592,402
                                                                               ---------------         ----------------

     End of period                                                             $       17,445          $       188,791
                                                                               ===============         ================

=======================================================================================================================
CASH PAID DURING THE PERIOD FOR:
         Interest                                                                           -                        -
         Income Taxes                                                          $            -          $             -
=======================================================================================================================

Supplemental disclosure for non-cash financing and investing activities:

During the six month period ended September 30, 2001, the Company issued shares of common stock totaling $177,041 in exchange for share subscriptions received in advance of $40,041 and share subscriptions receivable of $137,000. There were no significant non-cash financing or investing activities during the six month period ended September 30, 2000.

TIMEBEAT.COM ENTERPRISES INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in United States dollars)
(Unaudited)
SEPTEMBER 30, 2001
================================================================================


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

     In the opinion of management, the accompanying consolidated financial statements contain all adjustments necessary (consisting only of normal recurring accruals) to present fairly the financial information contained therein. These statements do not include all disclosures required by United States generally accepted accounting principles and should be read in conjunction with the audited consolidated financial statements of the Company for the year ended March 31, 2001. The results of operations for the six month period ended September 30, 2001 are not necessarily indicative of the results to be expected for the year ending March 31, 2002.

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

     ===========================================================================
                                      September 30,                March 31,
                                               2001                     2001
     ---------------------------------------------------------------------------

     Deficit                          $(14,082,687)            $(13,710,046)
     Working capital                        79,593                   48,750
     ===========================================================================

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

     The significant differences between Cdn and U.S. GAAP that impact these consolidated financial statements are as follows:

TIMEBEAT.COM ENTERPRISES INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in United States dollars)
(Unaudited)
SEPTEMBER 30, 2001
================================================================================


3.   BASIS OF PRESENTATION (cont'd...)

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

TIMEBEAT.COM ENTERPRISES INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in United States dollars)
(Unaudited)
SEPTEMBER 30, 2001
================================================================================


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

     All prior period information presented in these consolidated financial statements has been restated to conform with United States generally accepted accounting principles. The effect of the restatement on the Company's comparative loss and loss per share is as follows:

     =================================================================================================================
                                                                                     Three Month            Six Month
                                                                                    Period Ended         Period Ended
                                                                                   September 30,        September 30,
                                                                                            2000                 2000
     -----------------------------------------------------------------------------------------------------------------
     STATEMENT OF OPERATIONS AND DEFICIT                                         $      (121,958)      $     (230,364)
     Loss under Cdn GAAP
         Stock based compensation expense                                               (559,453)            (588,858)
         Mineral properties                                                             (212,690)            (223,851)
                                                                                 ----------------      ---------------

     Loss under U.S. GAAP                                                        $      (894,101)      $   (1,043,073)
     =================================================================================================================

     Weighted average number of shares outstanding under Cdn GAAP                     16,217,202           16,217,202
     =================================================================================================================

     Basic and diluted loss per share under Cdn GAAP                             $         (0.01)      $        (0.01)
     =================================================================================================================

TIMEBEAT.COM ENTERPRISES INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in United States dollars)
(Unaudited)
SEPTEMBER 30, 2001
================================================================================


3.   BASIS OF PRESENTATION (cont'd...)

     The weighted average number of shares outstanding do not include warrants and stock options outstanding as their effect would be anti-dilutive.

     NEW ACCOUNTING PRONOUNCEMENTS

     In June, 2001, the Financial Accounting Standards Board ("FASB") approved the issuance of Statement of Financial Accounting Standards No. 141 ("SFAS 141"), "Business Combinations" and Statement of Financial Accounting Standards No. 142 ("SFAS 142"), "Goodwill and Other Intangible Assets". SFAS 141 requires that all business combinations be accounted for using the purchase method of accounting making the use of the pooling-of-interest method prohibited. SFAS 141 is effective for business combinations completed after September 30, 2001. SFAS 142 addresses the accounting for all purchased intangible assets but not the accounting for internally developed intangible assets. Goodwill will no longer be amortized but will be reviewed for impairment in accordance with SFAS 142. SFAS 142 is effective for fiscal years beginning after December 15, 2001. Early adoption is permitted for entities with fiscal years beginning after March 15, 2001.

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

TIMEBEAT.COM ENTERPRISES INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in United States dollars)
(Unaudited)
SEPTEMBER 30, 2001
================================================================================


4.   RELATED PARTY TRANSACTIONS

     A)  Due from related parties consists of the following:

     ===========================================================================================================
                                                                        September 30,                 March 31,
                                                                                 2001                      2001
     -----------------------------------------------------------------------------------------------------------

     Due from a director                                               $            0             $       3,000
     Due from a company controlled by a director                                3,250                    32,084
     Due from a company subject to significant
     influence by a director                                                    7,804                    39,370
                                                                       ---------------            --------------
                                                                       $       11,054             $      74,454
     ===========================================================================================================

     B)  Due to related parties consists of the following:

     ===========================================================================================================
                                                                        September 30,                 March 31,
                                                                                 2001                      2001
     -----------------------------------------------------------------------------------------------------------

     Due to a director                                                 $        4,720             $       1,988
     Due to companies  controlled by directors and persons
     related to directors                                                           0                    65,017
     Due to a company subject to significant
     influence by a director                                                        0                    39,440
                                                                       ---------------            --------------
                                                                       $        4,720             $     106,445
     ===========================================================================================================

     C) Expenses during the six-month periods ended September 30, 2001 and 2000 respectively include the following amounts paid or accrued to directors and companies controlled by directors and former directors or persons related to directors:

     ===========================================================================================================
                                                                                 2001                      2000
     -----------------------------------------------------------------------------------------------------------
     Management and consulting fees                                    $       29,950             $      44,800
     Rent                                                                       6,000                    14,850
                                                                       ---------------            --------------
                                                                       $       35,950             $      59,650
     ===========================================================================================================

TIMEBEAT.COM ENTERPRISES INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in United States dollars)
(Unaudited)
SEPTEMBER 30, 2001
================================================================================

4.   RELATED PARTY TRANSACTIONS (cont'd...)

     D) The Company's watch and jewelry website is operated by a company controlled by a director and officer of the Company. Significant transactions with this company during the six-month periods ended September 30, 2001 and 2000 respectively are as follows:

         =======================================================================
                                                        2001             2000
         -----------------------------------------------------------------------

         Sales                                      $   2,630        $  15,475
         Purchases                                      3,030            5,472
         Rent                                           3,000           12,000
         Wages                                          3,981           40,812
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

     On September 28, 2001, the Company issued 919,166 units pursuant to private placement agreements at $0.30 per unit for total proceeds of $275,750 of which $137,000 is still outstanding as share subscriptions receivable as of September 30, 2001. Each unit consists of one share of common stock and one non-transferable share purchase warrant. Each warrant entitles the holder to purchase one share of common stock of the Company at a price of $0.30 per share until January 12, 2002, and at $0.375 until January 12, 2003.

TIMEBEAT.COM ENTERPRISES INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in United States dollars)
(Unaudited)
SEPTEMBER 30, 2001
================================================================================

5.   COMMON STOCK (cont'd...)

     A)  WARRANTS

         The following is a summary of the status of share purchase warrants outstanding at September 30, 2001:

         =======================================================================

              Number                       Exercise
           of Shares                          Price             Expiry Date
         -----------------------------------------------------------------------

             400,285                   CDN $ 1.0300             Nov. 12, 2001
             794,002                    US $ 0.3000             January 12, 2002
                                  then at  $ 0.3750             January 12, 2003
             919,166                       $ 0.3000             January 12, 2002
                                  then at  $ 0.3750             January 12, 2003
             760,000                       $ 0.7500             July 10, 2005
             144,000                       $ 0.7500             July 10, 2005
              90,400                       $ 0.3438             April 10, 2006
         =======================================================================

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

         During the six months ended September 30, 2001, the Company granted options to a third party consultant to acquire 101,500 shares pursuant to the Plan. In addition, the Company granted options to acquire 250,000 shares pursuant to the Plan and a consultant to the Company exercised 64,000 options between July 18, 2001 and August 1, 2001. In addition, in the quarter ended September 30, 2001, the Company entered into an agreement wherein it may grant a further 300,000 options at an exercise price of $0.32 per share based on certain sales targets for its recently acquired perfume lines being met. As of September 30, 2001 none of these sales targets had been met and accordingly, none of the options related to the perfume agreement had been granted.

TIMEBEAT.COM ENTERPRISES INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in United States dollars)
(Unaudited)
SEPTEMBER 30, 2001
================================================================================

5.   COMMON STOCK (cont'd...)

         Options to acquire common shares have been granted and are outstanding and exercisable at September 30, 2001 to employees, consultants, officers and directors of the Company as follows:

         =======================================================================
                   Number            Exercise
                Of Shares               Price             Expiry Date
         -----------------------------------------------------------------------

                  100,000           CDN $ 0.77             March 5, 2003
                  304,000                 0.77             March 8, 2004
                   50,000                 1.03             June 1, 2004
                  300,000                 0.76             August 16, 2004
                  731,000                 0.76             September 30, 2004
                  117,000                 1.10             December 15, 2004
                   50,000                 0.76             May 5, 2005
                   80,000                 0.76             May 19, 2005
                   50,000                 1.15             June 15, 2005
                   75,000                 0.56             October 15 2005
                      500            US $ 0.37             March 31, 2006
                  101,000                 0.51             March 31, 2006
                  200,000                 0.32             July 1, 2006
                   50,000                 0.38             September 10, 2004
                   ------

                2,208,500
         =======================================================================

         As at September 30, 2001, options to purchase up to 991,500 shares remained available to be granted under the Plan.

     C)  STOCK BASED COMPENSATION

         The following is a summary of the stock based compensation plan during the six month period ended September 30, 2001.


         -----------------------------------------------------------------------
                                                   NUMBER           WEIGHTED
                                                     OF         AVERAGE EXERCISE
                                                   SHARES            PRICE
         -----------------------------------------------------------------------

         Outstanding at March 31, 2001           1,921,000          $  0.53

         Granted                                  101,500           $  0.51
         Cancelled on repricing                   (64,000)             0.52
         Granted on repricing                      64,000              0.22
                                                -----------
         Outstanding at June 30, 2001            2,022,500          $  0.48
                                                ===========

TIMEBEAT.COM ENTERPRISES INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in United States dollars)
(Unaudited)
SEPTEMBER 30, 2001
================================================================================


5.   COMMON STOCK (cont'd...)


         -----------------------------------------------------------------------
                                                   NUMBER           WEIGHTED
                                                     OF         AVERAGE EXERCISE
                                                   SHARES            PRICE
         -----------------------------------------------------------------------

         Granted                                   250,000          $  0.33
         Exercised                                 (64,000)         $  0.22
                                               --------------

         Outstanding at September, 2001           2,208,500         $  0.48
                                               ==============

         Exercisable at September 30, 2001        1,878,167         $  0.51
                                               ==============

         Weighted average fair value of options                     $  0.24
         granted during the six month period
         ended September 30, 2001

         -----------------------------------------------------------------------

     The Company granted 250,000 options to an officer and to third party consultants during the three month period ended September 30, 2001 and a total of 351,500 for the six month period ended September 30, 2001.
     Accordingly, the stock-based compensation recognised using the Black Scholes Option Pricing Model was $29,568 for the first quarter and $57,570 for the second quarter. The amount expensed for the granting of stock options during the six month period ended September 30, 2001 was $ 73,682 (during the six month period ended September 30, 2000 - $70,368). A balance of $223,062 is to be amortised to expense over the remaining term of consultants' and employees' services which range over a period of three years.

     The company issued 90,400 warrants to third party consultants during the six month period ended September 30, 2001. Accordingly, stock based compensation expense recognized for the issuance of the warrants using the Black Scholes option-pricing model was $22,405.

     The Company uses the Black Scholes Option Pricing Model to determine the fair value of employee stock options at the issuance date. In determining the fair value the following assumptions were used:


                                         SEPTEMBER 30          MARCH 31
                                             2001                2001
                                        ---------------     --------------
        Risk free interest rate              5.04%               6.41%
        Expected life                      2.86 years           3 years
        Expected volatility                 147.80%           123% - 227%

TIMEBEAT.COM ENTERPRISES INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in United States dollars)
(Unaudited)
SEPTEMBER 30, 2001
================================================================================


6.   SEGMENTED INFORMATION

     The Company has two business segments, the business of exploring mineral properties, which are located in British Columbia, Canada and the business of selling and repairing jewelry, watches and clothing and related products through e-commerce retail websites located in the United States of America.

     Segmented information as of September 30, 2001 comprises the following:

===============================================================================================================

                                                                    CANADA            U.S.A.           TOTAL
---------------------------------------------------------------------------------------------------------------

Capital assets                                                   $    3,591           16,679      $     20,270
Total assets                                                         25,971          210,623           236,594
Sales                                                                     -            7,173             7,173
Interest income                                                       1,815                -             1,815
Deferred exploration and acquisition costs written off                    -                -                 -
Loss                                                                226,805          145,836           372,641
===============================================================================================================


7.   CONTINGENCIES AND COMMITMENTS

     a)  A  joint  claim  for  $27,454  (CDN$42,310) (March  31,  2001;  $61,522
         (CDN$89,448)) has been made against the Company for mineral property work. The Company has accrued $24,703 (CDN$35,000) for the claim. The amount of any additional loss cannot be determined. Accordingly no additional amount has been accrued in the financial statements. Any additional amount will be accounted for in the period in which the loss, if any, can reasonably be estimated.

     b) At present the Company is not aware of any liability related to environmental protection and rehabilitation costs relating to mineral property activities. However, due to the nature of the Company's business there is no assurance that such liability will not arise in the future.

     c) A claim of $14,449 (CDN$21,008) has been made against the Company for rent at a previous office premises. The Company disputes the claim and no amount has been accrued in the financial statements. The outcome of the claim and amount of any loss is not determinable.

     d) On October 19, 2000 the Company passed various resolutions related to investment agreements with Swartz Private Equity LLC for raising proceeds through share issuance of up to $25 million over a period of three years. The agreements, which were amended on March 30, 2001, contain conditions that the Company meet certain listing and pricing requirements. Funds will be made available subject to the Company meeting certain conditions including a change of domicile to the United States. As consideration, the Company granted warrants to purchase 760,000 and 144,000 shares exercisable at $0.75 per share until July 10, 2005 and 90,400 shares exercisable at $0.3438 until April 10, 2006.

TIMEBEAT.COM ENTERPRISES INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in United States dollars)
(Unaudited)
SEPTEMBER 30, 2001
================================================================================


8.   SUBSEQUENT EVENT

     On October 16, 2001 the company completed its previously announced re-domicile of incorporation from the Yukon Territory, Canada to the State of Nevada.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION CURRENCY AND EXCHANGE RATES

Our financial statements were prepared in accordance with United States generally accepted accounting principles ("US GAAP").

CAUTION

The following discussion contains trend information and other forward-looking statements that involve a number of risks and uncertainties. Our actual future results could differ materially from our historical results of operations and those discussed in the forward-looking statements. All period references are for the respective three and six-month periods ending September 30, 2001 and 2000.

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

We have only generated minimal revenues since our inception in 1986. As of September 30, 2001, we have an accumulated deficit of $14,082,687. We have suffered significant losses from operations, require additional financing, and need to continue our exploration activities and the development of our Internet e-commerce businesses. Ultimately we need to generate sufficient revenues and successfully attain profitable operations. Our present business operations do not generate sufficient revenues to cover our expenses. We cannot provide assurance that our business operations will be able to do so.

RESULTS OF OPERATIONS

We incurred net losses of $198,963 and $372,641 for the three and six months ended September 30, 2001, as compared to net losses of $894,101 and $1,043,073 for the three and six months ended September 30, 2000. Our revenues were $2,483 and $7,173 for the three and six months ended September 30, 2001 as compared with revenues of $6,270 and $15,475 for the three and six-month periods ending September 30, 2000. The revenues were generated from sales in our Internet operations, and are net of sales or promotional discounts. Revenue from the sale of products offered on both the Timebeat4teens and Timebeat websites is recognized when the goods are shipped and received. The cost of goods sold related to these revenues was $5,460 and $8,440 leaving negative gross margins of $2,977 and $1,267 for the current periods as compared to costs of goods sold of $(360) and $6,584 and gross margins of $6,630 and $8,891 for the three and six months ended September 30, 2000. The decreases in revenues for the current period are attributable to reduced watch and jewelry sales due to slower overall economic conditions and the Timebeat4teens site being very much at the start up phase with traffic just starting to build. We also introduced a new line of Allison watches in March 2001. To help increase awareness of the Timebeat4teens site and the new line of watches, we incurred some promotional costs which increased our costs of goods sold to such a degree that we had negative gross margins. The cost of goods sold consisted primarily of the cost of the products, and included such items as inbound and outbound shipping costs. Cost of goods sold is comprised exclusively of the acquisition cost of the merchandise sold inclusive of any import duties. Our inventory is valued at the lower of cost and net realizable value. In addition, we generated interest income of $1,496. For the comparable period in 2000, we generated interest income of $15,491. The decrease is attributable to the cash balances being marginally lower during a period of lower interest rates decreasing interest income.

Our expenses were $197,482 and $373,189 for the three and six months ended September 30, 2001, as compared to $916,222 and $1,068,085 for the three and six months ended September 30, 2000. The decrease in expenses is partially attributable to a decrease in stock based compensation from $559,453 and $588,858 to $37,973 and $96,087. In addition, mineral exploration expenses decreased from $212,690 and $223,851 in the previous year to $4,432 and $4,433 in the current year. Shareholder information costs also decreased from $31,632 and $52,677 in the previous year to $10,059 and $12,924 in the current year. In accordance with certain United States Financial Accounting Standards Board accounting standards, we are required to establish a fair market value based method of accounting for stock option compensation plans. We use the Black Scholes Option Pricing Model to determine the fair market value of employee stock options and other security based compensation. In the three and six months ended September 2000, all stock based compensation was related to the grant of incentive stock options whereas for the three and six months ending September 2001, the stock based compensation included both incentive warrants and stock options.

We expense Web site development expenditures in the year incurred. As described above, we began developing WWW.TIMEBEAT4TEENS.COM in May 2000 and launched the auction component of WWW.TIMEBEAT.COM in June 2000. Accordingly, management and consulting fees decreased from $35,248 for the three months ended September 30, 2000 to $18,042 for the three months ended September 30, 2001. Professional Fees are comprised primarily of legal fees. Professional Fees increased from $7,781 and $10,472 in previous year to $30,794 and $59,869 in the current year as we incurred additional legal fees related to the shareholder approval process and other work related to moving the incorporation of the company from the Yukon Territory Canada to the State of Nevada and other efforts related to the US and the $25,000,000 equity line. The trend for higher legal fees is not expected to continue beyond December 2001 as all filings related to the equity line of credit should be completed and we have completed the change of legal domicile to the United States.

ANTICIPATED TRENDS

Due to our limited operating history and the seasonality of our sales, we are unable to estimate future sales or trends at this time with any reasonable degree of certainty.

LIQUIDITY

During the six months ended September 30, 2001, we used cash of $281,888 for our operating activities, as compared to $396,092 for the period in 2000. The decrease in the amount of cash used in operating activities was attributable primarily to the decreased loss for the current period. We received proceeds of $264,289 from the issuance of our common stock during the six months ended September 30, 2001as compared to no proceeds during the six-month period ended September 30, 2000 when we raised no funds from financing. Our cash for investing activities was nil for the current period, as compared to $(1,078) for the period in 2000. At September 30, 2001 we had working capital of $79,593 as compared to $48,750 at March 31, 2001. The increase in working capital was primarily caused by reduction in accounts payable of and accrued liabilities from $168,390 to $115,819 and a reduction in payables due to related parties from $106,445 to $4,720. Collectively the reduction in these payables totaled $154,296.

FINANCIAL CONDITION

Our total assets decreased from $403,156 at March 31, 2001 to $236,594 at September 30, 2001. The decrease was primarily attributable to the decrease in accounts receivable that was consumed in operations. Our stockholders' equity increased due to decrease in liabilities partially offset by an increase in the accumulated deficit that increased by the amount of our loss for the six months ended September 30, 2001.

CAPITAL ASSETS

Our capital assets are recorded at cost and are amortized over their estimated useful lives. We use a declining balance method per annum as follows: office equipment 30%, computer equipment 30%, and computer software 30%. At September 30, 2001, our capital assets had a total net book value of $20,270.

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

ADDITIONAL FUNDING

As of September 30, 2001 we had a working capital surplus of $79,593. This amount should increase as we completed a significant amount of reclamation work on the mineral properties and expect the return of the majority of the restricted term deposit of $20,000. Although we anticipate a minimal amount of work on our exploration properties during the next twelve months, exploration and reclamation are capital intensive. The cost to complete our objectives relating to the Web sites and our ongoing operation costs are also extensive. For these reasons, we believe we have sufficient working capital for the next few months. As a result, we will need external financing implement our plan of operations. On November 16, 2000, we entered into an investment agreement with Swartz Private Equity, LLC. The investment agreement entitles us to issue and sell our common stock from time to time for up to an aggregate of $25 million. This financing allows us to issue common stock and warrants at our discretion as often as monthly as funds are needed in amounts based upon certain market conditions, and subject to an effective registration statement. The pricing of each common stock sale is based upon current market prices at the time of each drawdown, and we may set a floor price for the shares at our discretion. There is no assurance that this financing arrangement will enable us to implement our long-term growth strategy. Accordingly, our sources of financing are uncertain if the desired proceeds from the Swartz equity financing arrangement are not obtained. Our failure to obtain additional financing when needed could result in delay or the indefinite postponement of one or both of our business divisions and the possible loss of your entire investment.

FORWARD-LOOKING STATEMENTS

Certain statements in this Quarterly Report on Form 10-QSB, our Annual Report on Form 10-KSB for our fiscal year ended March 31, 2001, our Annual Report to Shareholders, as well as statements made by us in periodic press releases, oral statements made by our officials to analysts and shareholders in the course of presentations about ourselves, constitute "forward-looking statements" within the meaning of the Private Securities Litigation Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties, and other factors that may cause the actual results, performance or achievements of us to be materially different from any future results, performance or achievements expressed or implied by the forward looking statements. Such factors include, among other things, (1) general economic and business conditions; (2) interest rate changes; (3) the relative stability of the debt and equity markets; (4) competition; (5) the availability and cost of the products used in our Web sites; (6) demographic changes; (7) government regulations particularly those related to Internet commerce; (8) required accounting changes; (9) equipment failures, power outages, or other events that may interrupt Internet communications; (10) disputes or claims regarding our proprietary rights to our software and intellectual property; and (11) other factors over which we have little or no control.

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         Not Applicable.

ITEM 2.  CHANGES IN SECURITIES

         During the three (3) months ended September 30, 2001 we issued 919,166 units, each of which consisted of one share of common stock and one common stock purchase warrant, for total gross proceeds of $275,750. No underwriters were used. Sales were made in reliance upon the exemption from registration contained in
         Section 4(2) of the Securities Act of 1933, as all of the purchasers were sophisticated financially and with respect to us. All of the purchasers were prior shareholders.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         Not Applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The registrant held a special meeting of its shareholders on August 14, 2001 to vote upon a change of domicile from the Yukon Territory to the State of Nevada. The change of domicile included a continuance from the Yukon Territory into the State of Wyoming, followed by a merger between the Wyoming corporation and a newly formed Nevada corporation. The shareholders of the registrant approved the continuance and merger by vote of 8,586,227 in favor and 245,200 against.

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

 REGULATION
 S-B NUMBER                                EXHIBIT

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

 REGULATION
 S-B NUMBER                                EXHIBIT

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

   10.27 Timebeat.com Asset Acquisition Agreement of Watchzone.net and Watchzone.tv, and Employment Agreement dated November 1, 2000 (3)

   10.28 Malaspina Consultants Inc. Term Sheet office lease dated August 27, 1998 (3)

   10.29 Consulting Agreement with Palm Beach Consulting Corp. dated February 25, 2001 (3)

   10.30 Amended and Restated Investment Agreement between the Company and Swartz Private Equity dated April 10, 2001 (3)

   10.31 Amended and Restated Registration Rights Agreement between the Company and Swartz Private Equity dated April 10, 2001 (3)

   10.32     Form of Commitment Warrants (3)

   10.33 Amended and Restated Warrant Antidilution Agreement between the Company and Swartz Private Equity dated April 10, 2001 (3)

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

         (B) REPORTS ON FORM 8-K: The registrant filed a report on Form 8-K dated July 21, 2001 on September 17, 2001, reporting under Item 4 the change in the registrant's certifying accountant. No financial statements were required to be filed in connection with this report.


                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  TIMEBEAT.COM ENTERPRISES INC.
                                  (Registrant)


Date:    December  3, 2001        By:   /s/ THOMAS L. CROM
                                     -------------------------------------------
                                       Thomas L. Crom, Corporate Secretary
                                       (Principal financial officer)