Form 10QSB
period 2001-12-31
TIMEBEAT COM ENTERPRISES INC /
filed 2002-02-20
CIK 1001808

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)
[X]               QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended: December 31, 2001

[ ]           TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
        For the transition period from _______________ to _______________

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

                                 (928) 474-9151
                           (Issuer's telephone number)

                                 NOT APPLICABLE
     (Former name, former address and former fiscal year, if changed since last report)

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the last practicable date:

           18,702,103 SHARES OF COMMON STOCK, $0.001 PAR VALUE, AS OF
                                FEBRUARY 15, 2002

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

     Item 3.  Defaults Upon Senior Securities

     Item 4.  Submission of Matters to a Vote of Security Holders

     Item 5.  Other Information

     Item 6.  Exhibits and Reports on Form 8-K


                                   SIGNATURES

                          TIMEBEAT.COM ENTERPRISES INC.
                           CONSOLIDATED BALANCE SHEETS
                                (In U.S. Dollars)
                                   (Unaudited)


                                                                      DECEMBER 31,               MARCH 31,
                                                                          2001                     2001
                                                                     --------------           --------------
ASSETS

Current assets:
   Cash and cash equivalents                                         $      43,152            $      35,044
   Receivables                                                              26,752                   70,333
   Due from related parties (Note 4a)                                        7,804                   74,454
   Prepaid expenses                                                          1,320                    1,250
   Inventory                                                               176,328                  182,546
                                                                     --------------           --------------
         Total current assets                                              255,356                  363,627

Restricted term deposits                                                         -                   12,692
Investment in Watchzone websites                                             3,333                    3,500
Capital Assets, net                                                         18,727                   23,156
                                                                     --------------           --------------

Total assets                                                         $     277,416            $     402,975
                                                                     ==============           ==============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable and accrued liabilities                          $      58,619            $     168,336
   Due to related parties (Note 4b)                                         20,654                  106,445
   Share subscriptions received                                            125,600                   40,041
                                                                     --------------           --------------
         Total current liabilities                                         204,873                  314,822

Stockholders' equity:
   Common stock, with a par value of $0.001 per share,
   100,000,000 shares Authorized;
   18,216,770 and 16,511,204 shares
   Issued and outstanding at December 31, 2001 and
   March 31, 2001 respectively (Note 5)                                     18,217                   16,511
Additional paid-in capital                                              15,356,017               14,668,080
   Share subscriptions receivable                                         (106,000)                       -
Deferred stock-based compensation for the period                          (164,449)                (152,034)
Cumulative translation adjustment                                           45,800                   45,800
   Deficit                                                              (5,336,759)              (4,749,921)
   Deficit accumulated during exploration stage                         (9,740,283)              (9,740,283)
                                                                     --------------           --------------
          Total stockholders' equity                                        72,543                   88,153
                                                                     --------------           --------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                           $     277,416            $     402,975
                                                                     ==============           ==============

      See accompanying notes to interim consolidated financial statements.

                          TIMEBEAT.COM ENTERPRISES INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                (In U.S. Dollars)
                                   (Unaudited)

                                                               THREE MONTHS ENDED                     NINE MONTHS ENDED
                                                                  DECEMBER 31,                           DECEMBER 31,
                                                          2001                 2000                 2001                2000
                                                    -----------------     ---------------      --------------     ---------------
SALES                                               $         49,883      $       10,387       $      57,056      $       25,862

Cost of goods sold                                            24,030               1,382              32,470               7,966
                                                    -----------------     ---------------      --------------     ---------------

GROSS PROFIT                                                  25,853               9,005              24,586              17,896
                                                    -----------------     ---------------      --------------     ---------------

EXPENSES
  Advertising                                                 31,409               5,162              33,718              24,086
  Amortization                                                 1,362               1,855               4,429               5,693
  Bad debt expense                                                 -                   -               4,938                   -
  Management and consulting fees                              99,068              50,299             167,788             113,601
  Foreign exchange (gain) loss                                  (140)            (15,233)              6,239              (5,640)
  Interest and bank charges                                    1,613               1,315               4,637               1,718
  Inventory write down                                             -                   -               5,594                   -
  Professional fees                                           18,435              41,329              78,304              51,801
  Office and administration                                    4,548               3,984              10,551              11,655
  Rent                                                         6,495              10,484              19,660              30,107
  Salaries and wages                                           9,304              19,118              36,273              59,930
  Investor information and relations                           1,308              25,944              14,232              78,621
  Telephone, fax and utilities                                10,014                (410)             24,614              12,977
  Transfer agent and regulatory fees                           1,985               3,954               7,166               8,733
  Travel                                                         579               1,753               3,838               3,331
  Stock-based compensation                                    41,327              43,974             137,414             632,832
  Website development                                         14,650              27,492              51,318              35,809
                                                    -----------------     ---------------      --------------     ---------------

TOTAL EXPENSES                                               241,957             221,020             610,713           1,065,254
                                                    -----------------     ---------------      --------------     ---------------

Loss before other items                             $       (216,104)     $     (212,015)      $    (586,127)     $   (1,047,358)
   Interest and other income                                  10,279              15,469              12,094              31,590
   Mineral exploration                                             -              (4,647)             (4,431)           (228,498)
   Debt settlement                                            (8,374)                  -              (8,374)                  -
                                                    -----------------     ---------------      --------------     ---------------

LOSS FOR THE PERIOD                                 $       (214,199)     $     (201,193)      $    (586,838)     $   (1,244,266)
                                                    -----------------     ---------------      --------------     ---------------

LOSS PER SHARE, BASIC AND DILUTED                   $          (0.01)     $        (0.01)      $       (0.03)     $        (0.08)
                                                    =================     ===============      ==============     ===============

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING             18,001,733          16,220,028          17,237,201          16,218,147
                                                    =================     ===============      ==============     ===============

      See accompanying notes to interim consolidated financial statements.

                          TIMEBEAT.COM ENTERPRISES INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (In U.S. dollars)
                                   (Unaudited)

                                                                                  NINE MONTHS ENDED DECEMBER 31,
                                                                                 2001                        2000
                                                                        ----------------------       ----------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Loss for the period                                                  $            (586,838)       $          (1,244,266)
   Adjustments to reconcile net loss to net cash used
   in operating activities:
        Stock based compensation                                                      137,414                      632,832
        Amortization                                                                    4,429                        5,693
        Inventory writedown                                                             5,594                            -
        Debt settlement                                                                 8,374                            -
        Services provided for shares                                                   24,666                            -
   Changes in working capital items:
        Accounts receivable                                                            43,581                       45,228
        Due from related parties                                                       66,650                            -
        Prepaid expenses                                                                  (70)                     (78,000)
        Inventory                                                                         624                      (51,518)
        Restricted term deposits                                                           -                       127,667
        Due to related parties                                                        (85,791)                           -
        Accounts payable and accrued liabilities                                      (31,414)                      25,524
                                                                        ----------------------       ----------------------
NET CASH USED IN OPERATING ACTIVITIES                                                (412,781)                    (536,840)

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds on issuance of common shares                                             295,289                        2,300
    Subscriptions received                                                            125,600                       30,697
                                                                        ----------------------       ----------------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                             420,889                       32,997

CASH FLOWS FROM INVESTING ACTIVITIES:
    Acquisition of capital assets                                                           -                      (11,141)
                                                                        ----------------------       ----------------------
NET CASH USED IN INVESTING ACTIVITIES                                                       -                      (11,141)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                        8,108                     (514,984)

CASH AND CASH EQUIVALENTS:
     Beginning of period                                                               35,044                      592,447
                                                                        ----------------------       ----------------------

     End of period                                                      $              43,152        $              77,463
                                                                        ======================       ======================

===========================================================================================================================
CASH PAID DURING THE PERIOD FOR:
         Interest                                                                           -                            -
         Income Taxes                                                   $                   -        $                   -
===========================================================================================================================

Supplemental disclosure for non-cash financing and investing activities:

During the nine-month period ended December 31, 2001, the Company issued 167,400 shares of common stock totaling $73,818 and assigned term deposits of $12,692 in exchange for settlement of certain debt. In addition the Company issued 50,000 shares of common stock aggregating $16,000 as a share based compensation payment to a consultant. Further at December 31, 2001 the Company had received $125,600 not issued until January 2002 and in addition issued 353,333 common shares at an aggregate value of $106,000 which had not been paid for. There were no significant non-cash financing or investing activities during the nine-month period ended December 31, 2000.


      See accompanying notes to interim consolidated financial statements.

TIMEBEAT.COM ENTERPRISES INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in United States dollars)
(Unaudited)
December 31, 2001
--------------------------------------------------------------------------------

1.   NATURE OF OPERATIONS

     The Company was incorporated on May 23, 1985 under the laws of the Province of British Columbia, Canada and subsequently continued to the Yukon Territory, Canada in September of 1999 and further continued to the state of Nevada on October 16, 2001. Upon becoming a Nevada corporation a par value of $0.001 was assigned to the Company's shares. No changes were made to the authorized or issued common stock. The Company's principal business activity includes the operation of e-commerce retail web-sites specializing in sales of watches, fine jewelry as well as clothing and related products for teens and young adults.

     In the opinion of management, the accompanying consolidated financial statements contain all adjustments necessary (consisting only of normal recurring accruals) to present fairly the financial information contained therein. These statements include all disclosures required by United States generally accepted accounting principles and should be read in conjunction with the audited consolidated financial statements of the Company for the year ended March 31, 2001. The results of operations for the nine-month period ended December 31, 2001 are not necessarily indicative of the results to be expected for the year ending March 31, 2002.

2.   GOING CONCERN

     These  consolidated  financial  statements have been prepared in conformity with United States generally accepted accounting principles, with the assumption that the Company will be able to realize its assets and discharge its liabilities in the normal course of business rather than through a process of forced liquidation. Continued operations of the
     Company are dependent on the Company's ability to receive continued financial support, complete public equity financings, or generate profitable operations in the future. It is management's plan to seek additional capital through equity financings.

     ===========================================================================
                                              December 31,            March 31,
                                                      2001                 2001
     ---------------------------------------------------------------------------

     Deficit                                 $(15,077,042)         $(14,490,204)
     Working capital                               50,483                48,805
     ===========================================================================

3.   BASIS OF PRESENTATION

     GENERALLY ACCEPTED ACCOUNTING PRINCIPLES

     The Company has prepared these consolidated financial statements in conformity with United States generally accepted accounting principles ("U.S. GAAP"). Previously, the Company had prepared its consolidated financial statements in accordance with Canadian generally accepted accounting principles ("Canadian GAAP") with notes to the consolidated financial statements outlining significant differences between Canadian and United States reporting policies, including schedules reconciling the balance sheet, operations, deficit and cash flow information. As a result of this change in basis of presentation from Canadian GAAP to U.S. GAAP adopted by the Company, the historical financial positions, results of operations, shareholders' equity and cash flows have been recast into U.S. GAAP. 4.

TIMEBEAT.COM ENTERPRISES INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in United States dollars)
(Unaudited)
December 31, 2001
--------------------------------------------------------------------------------

4.   RELATED PARTY TRANSACTIONS

     a)  Due from related parties consists of the following:

     ===========================================================================
                                                 December 31,          March 31,
                                                         2001               2001
     ---------------------------------------------------------------------------

     Due from a director                         $          0      $       3,000
     Due from a company controlled by a director            0             32,084
     Due from a company subject to significant
     influence by a director                            7,804             39,370
                                                 -------------     -------------
                                                 $      7,804      $      74,454
     ===========================================================================

     b)  Due to related parties consists of the following:

     ===========================================================================
                                                 December 31,          March 31,
                                                         2001               2001
     ---------------------------------------------------------------------------
     Due to a director                           $          0      $       1,988
     Due to companies controlled by directors
     and persons related to directors                   4,516             65,017
     Due to a company subject to significant
     influence by a director                           16,138             39,440
                                                 -------------     -------------
                                                 $     20,654      $     106,445
     ===========================================================================

     c) Expenses during the nine-month periods ended December 31, 2001 and 2000 respectively include the following amounts paid or accrued to directors and companies controlled by directors and former directors or persons related to directors:

     ===========================================================================
                                                         2001               2000
     ---------------------------------------------------------------------------
     Management and consulting fees              $    128,693      $      55,900
     Rent                                              14,850             24,900
                                                 -------------     -------------
                                                 $    143,543      $      80,800
     ===========================================================================

     d) The Company's watch and jewelry website is operated by a company controlled by a director and officer of the Company. Significant transactions with this company during the nine-month periods ended December 31, 2001 and 2000 respectively are as follows:

     ===========================================================================
                                                         2001               2000
     ---------------------------------------------------------------------------
     Sales                                       $     18,551      $      23,478
     Purchases                                              0                  0
     Rent                                               4,500             18,000
     Wages                                              1,981             52,394
     ===========================================================================

TIMEBEAT.COM ENTERPRISES INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in United States dollars)
(Unaudited)
December 31, 2001
--------------------------------------------------------------------------------

4.  RELATED PARTY TRANSACTIONS (cont.)

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

     On September 28, 2001, the Company issued 919,166 units pursuant to private placement agreements at $0.30 per unit for total proceeds of $275,750 of which $106,000 is still outstanding as share subscriptions receivable as of September 30, 2001. Each unit consists of one share of common stock and one non-transferable share purchase warrant. Each warrant entitles the holder to purchase one share of common stock of the Company at a price of $0.30 per share until January 12, 2002, and at $0.375 until January 12, 2003.

     On December 31, 2001 the company issued by way of a debt settlement a total of 167,400 shares, 18,900 of which had a deemed cost of $0.37 per share and the balance had a deemed cost of $0.45 per share to settle outstanding balances. The shares were issued to four parties related to legal mineral property reclamation costs as well as financial, accounting and marketing services. Two of the four parties are directors of the Company and received a total of 68,500 shares. In addition, the company issued 50,000 shares to a consultant to the Company as part of a services contract at a value of $24,666.

     a)  WARRANTS

         The following is a summary of the status of share purchase warrants outstanding at December 31, 2001:

         =======================================================================

                 Number                     Exercise
              of Shares                        Price       Expiry Date
         -----------------------------------------------------------------------

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
         =======================================================================

TIMEBEAT.COM ENTERPRISES INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in United States dollars)
(Unaudited)
December 31, 2001
--------------------------------------------------------------------------------

5.   COMMON STOCK (CONT.)

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

         During the three months ended December 31, 2001, the company granted a third party consultant an option to acquire 120,000 shares (for the nine months ended December 31, 2001 option grants totaled 471,500) and cancelled a total of 71,000 options granted to consultants no longer provinding services to the Company (for the nine months ended December 31, 2001 options cancelled totaled 71,000) and no options were exercised in the period (for the nine months ended December 31, 2001 option exercised totaled 64,000). In addition, in the quarter ended September 30, 2001, the Company entered into an agreement wherein it may grant a further 300,000 options at an exercise price of $0.32 per share based on certain sales targets for its recently acquired perfume lines being met. As of Decemeber 31, 2001 none of these sales targets had been met and accordingly, none of the options related to the perfume agreement had been granted.

         Options to acquire common shares have been granted and are outstanding and exercisable at December 31, 2001 to employees, consultants, officers and directors of the Company as follows:

         =======================================================================
                    Number             Exercise
                 Of Shares                Price           Expiry Date
         -----------------------------------------------------------------------

                   100,000           CDN $ 0.77           March 5, 2003
                   304,000                 0.77           March 8, 2004
                    50,000                 1.03           June 1, 2004
                   300,000                 0.76           August 16, 2004
                   731,000                 0.76           September 30, 2004
                    66,000                 0.56           December 15, 2004
                    50,000                 0.76           May 5, 2005
                    80,000                 0.76           May 19, 2005
                    50,000                 1.15           June 15, 2005
                    55,000                 0.56           October 15 2005
                       500            US $ 0.37           March 31, 2006
                   101,000                 0.51           March 31, 2006
                   200,000                 0.32           July 1, 2006
                    50,000                 0.38           September 10, 2004
                   120,000                 0.37           November 21, 2006
                   -------

                 2,257,500
         =======================================================================

         As at December 31, 2001, options to purchase up to 942,500 shares remained available to be granted under the Plan.

TIMEBEAT.COM ENTERPRISES INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in United States dollars)
(Unaudited)
December 31, 2001
--------------------------------------------------------------------------------

5.   COMMON STOCK (CONT.)

     c)  STOCK BASED COMPENSATION

         The following is a summary of the stock based compensation plan during the nine month period ended December 31, 2001.

         -----------------------------------------------------------------------
                                                  NUMBER            WEIGHTED
                                                    OF          AVERAGE EXERCISE
                                                  SHARES             PRICE
         -----------------------------------------------------------------------

         Outstanding at March 31, 2001          1,921,000           $  0.53

         Granted                                  101,500           $  0.51
         Cancelled on repricing                   (64,000)             0.52
         Granted on repricing                      64,000              0.22
                                              -------------

         Outstanding at June 30, 2001           2,022,500           $  0.48
                                              =============

         Granted                                  250,000           $  0.33
         Exercised                                (64,000)          $  0.22
                                              -------------
         Outstanding at September 30, 2001      2,208,500           $  0.48
                                              =============

         Exercisable at September 30, 2001      1,878,167           $  0.51
                                              =============

         Granted                                  120,000           $  0.37
         Cancelled                                (71,000)          $  0.56
                                              -------------

         Outstanding at December 31, 2001       2,257,500
                                              =============

         Exercisable at December 31, 2001       1,865,000
                                              =============
                                                                    $  0.26
         Weighted average fair value of options granted during the nine month period ended December 31, 2001

         -----------------------------------------------------------------------

         The Company granted 120,000 options to a third party consultant during the three-month period ended December 31, 2001 and a total of 471,500 for the nine-month period ended December 31, 2001. Accordingly, the stock-based compensation recognized using the Black Scholes Option Pricing Model was $ 29,568 for the first quarter, $57,570 for the second quarter and $40,285 for the third quarter. The amount expensed for the granting of stock options during the nine-month period ended December 31, 2001 was $ 115,009 (during the nine month period ended December 31, 2000 - $114,612). A balance of $164,449 is to be amortized to expense over the remaining term of consultants' and employees' services that range over a period of three years.

TIMEBEAT.COM ENTERPRISES INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in United States dollars)
(Unaudited)
December 31, 2001
--------------------------------------------------------------------------------

5.   COMMON STOCK (CONT.)

     c)  STOCK BASED COMPENSATION (CONT.)

         The company issued 90,400 warrants to third party consultants during the nine-month period ended December 31, 2001 and 904,000 in the nine-month period ended December 31, 2000. Accordingly, stock based compensation expense recognized for the issuance of the warrants using the Black Scholes option-pricing model was $22,405 (December 31, 2000 - $518,220).

         The Company uses the Black Scholes Option Pricing Model to determine the fair value of employee stock options at the issuance date. In determining the fair value the following assumptions were used:

                                                 December 31          March 31
                                                     2001               2001
                                                 ------------      -------------
                  Risk free interest rate            4.75%            6.41%
                  Expected life                   2.89 years         3 years
                  Expected volatility               139.31%         123% - 227%

6.   SEGMENTED INFORMATION

     The Company operates in the business of selling jewelry, watches and clothing and related products through e-commerce retail web-sites. For the nine months ended December 31, 2001, substantially all of the Company's activity related to the e-commerce retail websites except for mineral property expenditures (recoveries) of $4,431 (2000 - $228,498).

     Segmented information as of December, 2001 comprises the following:

===============================================================================================================
                                                                    CANADA            U.S.A.           TOTAL
---------------------------------------------------------------------------------------------------------------
Capital assets                                                   $    3,473        $   15,254      $   18,727
Total assets                                                          5,969           271,447         277,416
Sales                                                                     -            57,056          57,056
Interest income                                                       2,078                 -           2,078
Loss                                                                316,715           270,123         586,838
===============================================================================================================

7.   CONTINGENCIES AND COMMITMENTS

     a) The Company had accrued $24,703 (CDN$35,000) against a joint claim for $27,454 (March 31, 2001; $61,522) made against the Company for mineral property work. On December 31, 2001, the Company settled the outstanding claim by way of issuing 50,000 shares at a value of $22,500 and assigning reclamation bonds with a value of $12,692 to the party who initiated the claim against the Company.

     b) At present the Company is not aware of any liability related to environmental protection and rehabilitation costs relating to mineral property activities. However, due to the nature of the Company's business there is no assurance that such liability will not arise in the future.

TIMEBEAT.COM ENTERPRISES INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in United States dollars)
(Unaudited)
December 31, 2001
--------------------------------------------------------------------------------

7.   CONTINGENCIES AND COMMITMENTS (cont.)

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

8.   SUBSEQUENT EVENTS

     On January 8, 2002 the Company issued 66,666 shares by way of the exercise of stock options at a price of $0.32 per share for proceeds of $21,333 held by a consultant to the Company

     On February 6, 2002 the SEC declared the Company's SB-2 registration statement effective, qualifying for resale shares previously issued as part of previous private placements as well as 994,900 shares underlying the exercise of commitment warrants issued to Swartz Private Equity LLC comprised of 904,000 common shares of at an exercise price of US$0.75 until July 10, 2005 and 90,900 warrants with an exercise price of $0.34 until April 10, 2006. The SB-2 also qualifies for resale shares that would be issuable to Swartz Private Equity LLC under the terms and conditions of the investment agreement as part of the equity based line of credit wherein Swartz committed to provide up to $25 million of funding over a 3 year period subject to certain market place volume limitations.

     On February 11, 2002 the Company issued a total of 418,667 shares by way of a private placement at a price of $ 0.30 per share for share subscriptions received of $125,600. The resale of these shares issued as part of the private placement were qualified under the Company's SB-2 registration that was filed with the Securities and Exchange Commission.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION CURRENCY AND EXCHANGE RATES

Our financial statements were prepared in accordance with United States generally accepted accounting principles ("US GAAP").

CAUTION

The following discussion contains trend information and other forward-looking statements that involve a number of risks and uncertainties. Our actual future results could differ materially from our historical results of operations and those discussed in the forward-looking statements. All period references are for the respective three and nine-month periods ending December 31, 2001 and 2000.

OVERVIEW

We were incorporated in the Province of British Columbia, Canada on May 23, 1986. In June 1999, we re-incorporated in the Yukon Territory, Canada, and changed our name from AGC Americas Gold Corp. to Timebeat.com Enterprises Inc. On August 14, 2001 at a Special Meeting, our shareholders approved changing the domicile of the company from Yukon Territory, Canada to the State of Nevada, which was completed on October 16, 2001.

In the past, we have had two separate business divisions mineral exploration and Internet e-commerce. Previously we had undertaken mineral exploration primarily for gold and silver worldwide, but we have been inactive on this front for a number of years. We own and operate three Internet Web sites: one of which caters primarily to people who have an interest in fine watches, jewelry, high-end gift, and other luxury items, the second of which is an informational site for watch enthusiasts while the third caters to teenage and young adults who have an interest in fashion apparel, cosmetics, music and travel.

We have previously been in the business of acquiring, exploring, and if warranted, developing mineral properties primarily located in British Columbia, Canada. We have acquired and subsequently abandoned several mineral properties in pursuit of our business. Our current mineral properties are not in production and, consequently, we have no current operating income or cash flow from these properties. We have expensed all exploration costs relating to our properties and areas of geological interest. In early 1999, due to the price of minerals, we chose to examine other business possibilities and have been inactive in mineral exploration since that time, with any expenditures incurred related to reclamation work.

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

We have only generated minimal revenues since our inception in 1986. As of December 31, 2001, we have an accumulated deficit of $15,077,042. We have suffered significant losses from operations, require additional financing, and need to continue our exploration activities and the development of our Internet e-commerce businesses. Ultimately we need to generate sufficient revenues and successfully attain profitable operations. Our present business operations do not generate sufficient revenues to cover our expenses. We cannot provide assurance that our business operations will be able to do so.

CHANGE OF DOMICILE

In August of 2001 we sought approval of the majority of our shareholders to change our domicile from the Yukon Territory to the State of Wyoming, and thereafter to the State of Nevada. As of October 16, 2001, we completed the process and became a Nevada corporation. We believe there are several reasons the change of domicile will prove positive for us. Under the investment agreement with Swartz, we may issue and sell up to an aggregate of US$25,000,000 of common stock from time to time during a three-year period. Although we do not know the extent to which we will utilize this method of financing, the investment agreement requires that we issue shares of common stock prior to receiving payment. The corporate laws of the Yukon Territory do not permit this, but the corporate laws of the State of Nevada permit it. In addition, we no longer have a significant connection with Canada. Our operations take place outside of Canada and the majority of our shareholders reside in the United States. Also, we believe the change of domicile will improve our access to the capital markets within the United States and should enhance our ability to attract highly skilled employees.

RESULTS OF OPERATIONS NINE MONTHS ENDED DECEMBER 31, 2001 COMPARED TO NINE MONTHS ENDED DECEMBER 31, 2000

For the nine months ended December 31, 2001 we incurred a net loss of $586,838 as compared to a net loss of $1,244,266 for the nine months ended December 31, 2000. Our total revenues were $57,056 for the nine months ended December 31, 2001, as compared to revenues of $25,862 for the nine months ended December 31, 2000. This strong growth, an increase of 220%, is attributable to an increased awareness of our web sites www.timebeat4teens.com and www.timebeat.com and the product launch of our exclusive Allison brand watches early in the year.

The revenues were generated from sales in our Internet operations, and are net of sales or promotional discounts. Revenue from the sale of fine gold jewelry and watches is recognized when the goods are shipped and received. The cost of goods sold consisted primarily of the acquisition cost of the merchandise sold inclusive of any import duties, and includes such items as inbound and outbound shipping costs. Our inventory is valued at the lower of cost and net realizable value.

Our total expenses from e-commerce related operations were $610,713 for the nine months ended December 31, 2001, as compared to $1,065,254 for the nine months ended December 31, 2000. Including mineral property expenses, overall total expenses decreased by 53% or $678,900. This is primarily attributable to decrease in stock based compensation of $495,418 as well as decrease in mineral property expenses of $224,067. The Company was largely inactive in mineral exploration during the nine months ended December 31, 2001 whereas it incurred $228,498 in mineral property expenses related to reclamation work during the nine-months ended December 31, 2000 Increased expenditures were incurred in professional and consulting fees while we completed our re-incorporation from Canada to the US and costs associated with our SEC registration statement for our $25 million financing and to a lesser extent, initial marketing for "Dance" and "Classified" perfume lines. Marketing expenses also increased during this period with the hiring of a part time marketing person, Cara Santiago, who left the Company in January 2002.

With the company now a Nevada corporation and the registration statement having been accepted by the SEC, we do not expect the professional fees, which are primarily legal and accounting costs to be as high in future periods. We expense web site development expenditures in the year incurred, which was $51,318, and $35,809 for the nine months ended December 31, 2001 and 2000 respectively.

ANTICIPATED TRENDS

Due to our limited operating history and the seasonality of our sales, we are unable to estimate future sales or trends at this time with any reasonable degree of certainty. However recent trends indicate a rising level of sales of watches and jewelry associated with some new marketing efforts the company has undertaken. Traffic is starting to build on our timebeat4teens website and with marketing initiatives such as the MTV The Real World / Road Rules Battle of the Seasons sponsorship beginning in March of 2002, we do expect to see an increase in website traffic and with it an increase in sales. In addition, we have seen a high degree of interest from a number of distributors concerning our perfume lines, which we hope will have a positive impact on future sales. Successful completion of distribution arrangements and resulting sales has the potential to have a pronounced impact on sales revenue.

LIQUIDITY

During the nine months ended December 31, 2001, we used cash of $412,781 for our operating activities, as compared to $536,840 during 2000. The decrease in the amount of cash used was attributable to generating gross profit from the Web site and a $224,067 decrease in mineral exploration costs during 2001. Cash of $420,889 was provided by proceeds from the issuance of common shares in the 2001 period while $32,997 was provided by financing activities during the 2000 period. We used cash for investing activities of $-0- in 2001 and $11,141 in 2000, consisting primarily of expenditures of computer equipment.

At December 31, 2001, we had working capital of $50,483, as compared to $48,805 at March 31, 2001. The slight increase of $1,678 working capital is attributed to additional cash raised by the sale of common stock.

FINANCIAL CONDITION

Our total assets decreased slightly from $402,975 at March 31, 2001 to $277,416 at December 31, 2001. The decrease was primarily attributable to the reduction of current assets and liabilities and continued loss from operations. Correspondingly, our stockholders' equity decreased due to accumulated deficit which increased by the amount of our loss for the nine months ended December 31, 2001. As part of our re-incorporation into the State of Nevada, our common stock changed from having no par as of March 31, 2001 to having a par value of $0.001 as of December 31, 2001. Although this had no net effect on total shareholder's equity, it did reclassify amounts from Common Stock to Additional Paid in Capital.

CAPITAL ASSETS

Our capital assets are recorded at cost and are amortized over their estimated useful lives. We use a declining balance method per annum as follows: office equipment 30%, computer equipment 30%, and computer software 30%. For the nine months ended December 31, 2001, our capital assets had a total net book value of $18,727.

PLAN OF OPERATION

MINERAL EXPLORATION. Due to the current price of gold, we anticipate that only a minimal amount of work will be conducted on our properties during the next twelve months. We have no foreseeable plans for our properties other than to maintain the some mineral claims and leases. In December of 2001 the company assigned its right to certain reclamation bonds to a third party who assumes all reclamation responsibility. We do not anticipate that we will purchase any significant equipment for exploration activities during this time period. In the event we do undertake any exploration activity, we anticipate retaining the services of contractors and other third parties to assist us in our exploration activities. These contractors and other third parties generally use their own equipment and labor and, therefore, we do not anticipate hiring any employees for exploration activities during the next twelve months.

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

INTERNET WEB SITES. During the fiscal year ended 2001, we entered into a number of agreements and alliances which had a positive impact on our Web sites' traffic and are now beginning to impact sales. We are beginning to see some improvement in the third quarter of the current fiscal year compared to the second quarter. This trend continued in the month of January 2002 and early February in spite of those months typically showing decreased sales within the watch and jewelry industry.

For the next twelve months, we intend to focus our resources and efforts on increasing sales and traffic on our Internet Web sites. We will continue our efforts to provide superior service, extended product warranties, establish a high placement with the various search engines, create brand awareness with the intent to leverage that awareness by launching additional Web sites and to expand into other areas which may offer a higher gross profit margin potential.

In an effort to increase sales in the short-term, we intend to complete our unique auction service to differentiate our Web site from other luxury Web sites that sell comparable items. We also believe that an auction service will appeal to our existing the customers. In the long-term, we will focus on establishing additional strategic alliances and continuing our marketing and advertising to accelerate the adoption of our brand name and services. We do not expect to purchase any significant equipment during the next twelve months, nor do we expect to hire a significant number of employees during that time period.

In December 2001 Timebeat agreed to sponsor one show of "The Real World/Road Rules Battle of the Seasons Challenge!" which is produced by Bunin-Murray for MTV. This show will be aired eight (8) times through calendar year 2002 beginning in March. As one of the most watched shows on MTV we hope this will increase traffic to our teen site at www.timebeat4teens.com Timebeat has also had discussions with Bunin-Murray about developing an ongoing marketing relationship with MTV.

ADDITIONAL FUNDING

As of December 31, 2001, we had a working capital surplus of $50,483. Although we anticipate a minimal amount of work on our exploration properties during the next twelve months, exploration and reclamation are capital intensive. The cost to complete our objectives relating to the Web sites and our ongoing operation costs are also extensive.

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

On February 6, 2002, our registration statement covering our investment agreement with an institutional private equity fund to purchase of up to US$25 million of Timebeat common stock over a three-year period was declared effective with the SEC. Funds will be made available to Timebeat, subject to certain conditions. As part of the US$25 million equity commitment, Timebeat has issued warrants to the institutional private equity fund to purchase 904,000 common shares of Timebeat at an exercise price of US$0.75 with an expiration date of November 16, 2005 and 90,900 warrants with an exercise price of $.34

FORWARD-LOOKING STATEMENTS

Certain statements in this Quarterly Report on Form 10-QSB, our Annual Report on Form 10-KSB for our fiscal year ended March 31, 2001, our Annual Report to Shareholders, as well as statements made by us in periodic press releases, oral statements made by our officials to analysts and shareholders in the course of presentations about ourselves, constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward- looking statements involve known and unknown risks, uncertainties, and other factors that may cause the actual results, performance or achievements of us to be materially different from any future results, performance or achievements expressed or implied by the forward looking statements. Such factors include, among other things, (1) general economic and business conditions; (2) interest rate changes; (3) the relative stability of the debt and equity markets; (4) competition; (5) the availability and cost of the products used in our Web sites; (6) demographic changes; (7) government regulations particularly those related to Internet commerce; (8) required accounting changes; (9) equipment failures, power outages, or other events that may interrupt Internet communications; (10) disputes or claims regarding our proprietary rights to our software and intellectual property; and (11) other factors over which we have little or no control.

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

Not Applicable.

ITEM 2.  CHANGES IN SECURITIES

During the three (3) months ended December 31, 2001 we issued 217,440 shares. Of these shares 167,400 shares were issued to settle debt and 50,000 were issued for consulting services. No underwriters were used. Sales were made in reliance upon the exemption from registration contained in Section 4(2) of the Securities Act of 1933, as all of the purchasers were sophisticated financially and with respect to us. All of the purchasers were prior shareholders.

On February 6, 2002, the Securities and Exchange Commission declared that the registrant's registration statement on Form SB-2 (file number 333-59222) was effective. The registration statement covered the resale by selling stockholders and warrant holders of up to 40,368,070 shares of the registrant's common stock. The registrant will not receive any of the proceeds from the resale of these shares.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

Not Applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not Applicable.

ITEM 5.  OTHER INFORMATION

Not Applicable.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

a)       EXHIBITS

REGULATION
S-B NUMBER             EXHIBIT

   2.1 Plan of Merger Merging Timebeat.com Enterprises Inc., a Wyoming Corporation into Timebeat.com Enterprises Inc., a Nevada Corporation (1)

   3.1       Certificate of Name Change and Ordinary and Special Resolution (2)

   3.2       Certificate of Incorporation and Memorandum (2)

   3.3       Articles of Incorporation (3)

   3.4       Bylaws (3)

REGULATION
S-B NUMBER             EXHIBIT

   4.1 VSE acceptance dated January 3, 1996 of Private Placement announced October 25, 1994 (2)

   4.2 VSE acceptance dated January 9, 1996 of Private Placement announced November 5, 1995 and November 23, 1996 (2)

   4.3 VSE acceptance dated June 6, 1997 of Private Placement announced February 2, 1997 (2)

   4.4       Sample Purchase Warrants (2)

   4.5       Sample Purchase Options (2)

  10.1 Letter Agreement dated October 10, 1993 between the Company and Energex Minerals Ltd. regarding the JD Property (Amendment) (2)

  10.2 Agreement dated July 7, 1994 between the Company and Floralynn Investments Ltd. (2)

  10.3 Letter Agreement dated September 30, 1994 between the Company and Energex Minerals Ltd. (2)

  10.4 Letter Agreement dated April 13, 1995 between the Company and David Ford (2)

  10.5 Consulting Agreement dated September 15, 1995 between the Company and Founders Group Management Ltd. (2)

  10.6 Agreement dated January 10, 1996 between the Company and Energex Minerals Ltd. (2)

  10.7 Agreement dated June 14, 1996 between the Company and Energex Minerals Ltd. (2)

  10.8 Agreement dated December 6, 1996 between the Company and Cheni Resources Inc. and Meota Resources Corp. (2)

  10.9 Joint Venture Agreement dated August 1, 1997 between the Company and Antares Mining and Exploration Corporation (2)

  10.10 Minerals Property Earn-In Agreement dated July 17, 1997 between the Company and Antares Mining and Exploration Corporation (2)

  10.11      1994 Drilling Results (2)

  10.12      1995 Drilling Results (2)

  10.13      1996 Drilling Results (2)

REGULATION
S-B NUMBER             EXHIBIT

  10.14      Maps of the Company's Properties (2)

  10.15 Flow-Through Funding and Renunciation Agreement dated May 10, 1996 between the Company and Henry A. Meyer (2)

  10.16 Flow-Through Funding and Renunciation Agreement dated May 10, 1996 between the Company and John Peterson (2)

  10.17 Flow-Through Funding and Renunciation Agreement dated May 10, 1996 between the Company and Kenneth A. Thompson (2)

  10.18 Flow-Through Funding and Renunciation Agreement dated December 21, 1995 between the Company and Sandy Lynn Gammon (2)

  10.19 Flow-Through Funding and Renunciation Agreement dated December 21, 1995 between the Company and Lorraine McWilliams (2)

  10.20 Flow-Through Funding and Renunciation Agreement dated December 21, 1995 between the Company and Thomas Mitchell (2)

  10.21 Flow-Through Funding and Renunciation Agreement dated December 21, 1995 between the Company and Janet Thompson (2)

  10.22 Flow-Through Funding and Renunciation Agreement dated December 21, 1995 between the Company and Olza Tien (2)

  10.23      Stock Option Plan dated August 29, 1999 (5)

  10.24 Letter of Intent dated March 5, 1999, between the Company, Watch Central Corporation and Timebeat.com Inc. (5)

  10.25 Agreement dated December 14, 1999 between the Company, Watchzone.net Inc., the management of Watchzone.net Inc., and Timebeat.com Inc. (5)

  10.26 Form of Investment Agreement between the Company and Swartz Private Equity, LLC. (4)

  10.27 Timebeat.com Asset Acquisition Agreement of Watchzone.net and Watchzone.tv, and Employment Agreement dated November 1, 2000 (5)

  10.28 Malaspina Consultants Inc. Term Sheet office lease dated August 27, 1998 (5)

  10.29 Consulting Agreement with Palm Beach Consulting Corp. dated February 25, 2001 (5)

REGULATION
S-B NUMBER             EXHIBIT


  10.30 Amended and Restated Investment Agreement between the Company and Swartz Private Equity dated October 10, 2001 (5)

  10.31 Amended and Restated Registration Rights Agreement between the Company and Swartz Private Equity dated October 10, 2001 (5)

  10.32      Form of Commitment Warrants (5)

  10.33 Letter of Intent between Timebeat.com Enterprises Inc. and Frontline Performance, Inc. dated April 12, 2001 (5)

  10.34      Consulting Agreement with Eureka Ventures Inc. dated January 1,
             2001 (6)

  10.35      Consulting Agreement with Michele Albo dated June 1, 1999 (6)

---------------------
(1)      Incorporated by reference to our proxy materials filed July 3, 2001.
(2) Incorporated by reference to our Annual Report on Form 20-F for the fiscal year ended March 31, 1999, file no. 0-29260.
(3) Incorporated by reference to our registration statement on Form S-8, file no. 333-75474.
(4) Incorporated by reference to our Quarterly Report for the period ended September 30, 2000, file no. 0-29260.
(5) Incorporated by reference to our Registration Statement on Form SB-2, file no. 333-59222.
(6) Incorporated by reference to our Annual Report on Form 10-KSB for the fiscal year ended March 31, 2001, file no. 0-29260.

(b)      REPORTS ON FORM 8-K:

         The registrant filed a report on Form 8-K dated October16, 2001 on October 19, 2001, reporting under Item 4 the change of incorporation from the Yukon Territory to the State of Nevada. No financial statements were required to be filed in connection with this report.


                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    TIMEBEAT.COM ENTERPRISES INC.
                                    (Registrant)


Date:    February  19, 2002         By:  /s/ Thomas L. Crom
                                       -----------------------------------------
                                       Thomas L. Crom, Corporate Secretary
                                       (Principal financial officer)