Form 10KSB
period 2002-03-31
TIMEBEAT COM ENTERPRISES INC /
filed 2002-07-16
CIK 1001808

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended March 31, 2002

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 0-29260

Timebeat.com Enterprises Inc.
(Name of small business issuer in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	86-1040643 (I.R.S. Employer Identification No.)

P.O. Box 9, Payson, Arizona 85547-0009
(Address of principal executive offices)(Zip Code)

Issuer’s telephone number: (928) 474-9151

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, $0.001 Par Value

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes __X___ No _____

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.[   ]

Issuer’s revenues for its most recent fiscal year: $109,779

Aggregate market value of the voting and non-voting common stock held by non-affiliates of the issuer as of July 5, 2002: $5,649,979

Number of shares outstanding of issuer’s common stock, $0.001 par value, as of July 5, 2002: 19,114,769

Documents incorporated by reference: None

Transitional Small Business Disclosure Format (check one): Yes _____   No __X__

Exhibit index on consecutive page ___	Page 1 of __ Pages

PART I

Forward Looking Statements

Under the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995 (the “PSLRA”), we caution readers regarding forward looking statements found in this report and in any other statement made by, or on our behalf, whether or not in future filings with the Securities and Exchange Commission. Forward-looking statements are statements not based on historical information and which relate to future operations, strategies, financial results or other developments. Forward looking statements are necessarily based upon estimates and assumptions that are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control and many of which, with respect to future business decisions, are subject to change. These uncertainties and contingencies can affect actual results and could cause actual results to differ materially from those expressed in any forward looking statements made by or on our behalf. We disclaim any obligation to update forward-looking statements. Readers should also understand that under Section 27A(b)(2)(D) of the Securities Act of 1933, and Section 21E(b)(2)(D) of the Securities Exchange Act of 1934, the “safe harbor” provisions of the PSLRA do not apply to statements made in connection with an initial public offering.

ITEM 1.     DESCRIPTION OF BUSINESS.

Introduction

Unless the context otherwise requires, the terms “we”, “our” and “us” refers to Timebeat.com Enterprises Inc.

We own and operate several Internet Web sites which primarily cater to people who have an interest in fine watches, jewelry, clothing, high-end gift and other luxury items. On October 16, 2001, we changed our domicile from the Yukon Territory to the State of Nevada.

Background

We were incorporated under the name Ocean Marine Technologies Inc. in the Province of British Columbia, Canada on May 23, 1986. We initially focused our business on the potential use of a research motor vehicle named Ocean Explorer I. We intended to use this vessel in developing technology which would minimize the growth and spread of the Zebra Mussels in the Great Lakes. We borrowed funds from Ecofab Plastic Covers Ltd. and Caulfied Consultants Inc., and our loans were secured by a mortgage against the Ocean Explorer I. We were unable to repay the loans and Ecofab Plastic Covers Ltd. and Caulfied Consultants Inc. obtained a judgment against us in the amount of $263,000. Ecofab Plastic Covers Ltd. and Caulfied Consultants Inc. subsequently agreed to accept the Ocean Explorer I “as is, where is”, along with all of its liabilities, as full satisfaction of the judgment. Due to a number of circumstances, we decided to abandon our initial focus.

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

Mineral Exploration Activities

In early 1993, we entered into the mineral exploration business to acquire, explore, and if warranted, develop mineral properties. On May 17, 1994, we changed our name to AGC Americas Gold Corp. to reflect our involvement in mineral exploration. We have acquired and subsequently abandoned several mineral properties in pursuit of our business. While we have discontinued our mineral exploration activities to focus our efforts on our Internet operations, we still hold the following mineral interests:

$	JD Gold-Silver Property. Under an agreement with Energex Minerals Ltd., dated October 8, 1993, and amended October 13, 1993, we acquired 24 gold and silver claims in the Toodoggone area of the Omineca Mining Division in the Province of British Columbia, Canada, in exchange for payment of Cdn$45,000 and the issuance of 125,000 shares of common stock, with a deemed value of Cdn$0.25 per share. Energex Minerals Ltd. initially retained a 15% net profit interest in the claims. We also paid George F. Nicholson a finder’s fee of Cdn$7,625 by issuing him 30,500 shares of common stock at a deemed value of Cdn$0.25 per share.

We subsequently acquired the 15% net profit interest from Energex Minerals Ltd. for payment of Cdn$12,500 and the issuance of 100,000 shares of common stock. So long as the property is not in production, we were also required to pay Energex Minerals Ltd. a fixed annual royalty prior to December 31st of Cdn$3,588. Energex Minerals is no longer in existence and we have not been advised of any successor to Energex’ interests. Accordingly, we did not make any royalty payment during the fiscal year ended March 31, 2002.

In 1995, 1996 and 1997, we acquired other claims surrounding the JD Gold-Silver property by staking property which was not previously owned.

$	AL and Lawyers Properties. By a letter of intent dated December 6, 1996 with Cheni Resources Inc., we received the right to earn an undivided 100% interest in the AL and Lawyers properties comprising 22,645 acres in the Omineca Mining Division, and located 12 kilometers south of the JD Gold-Silver Property. The property may contain gold, silver, copper and other minerals. In exchange for this right, we are required to (1) make annual lease payments on or before December 31st of Cdn$18,000 to the Government of British Columbia, (2) issue 400,000 shares of common stock to Cheni Resources Inc., in separate amounts of 300,000 and 100,000 shares, (3) pay Cheni Resources Inc. Cdn$10,000, and (4) incur Cdn$500,000 in exploration expenditures on the property. As of December 31, 2000, we have fully performed our obligations and paid Cheni Resources Inc. Cdn$30,000 in lieu of issuing 100,000 shares of common stock.

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

We propose to maintain our interest in these properties and find a joint venture partner. The cost of maintaining these properties is less than $10,000 per year for the next few years.

Watch and Jewelry Division

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

Internet Web Site Timebeat.com

On March 5, 1999, we entered into a letter of intent with Watch Central Corporation and Timebeat.com Inc., our wholly owned non-public subsidiary which we incorporated in the State of Nevada on March 17, 1999. Under the letter of intent, we have agreed to pay Watch Central Corporation $50,000 in exchange for its services to design, develop, beta test and implement an e-commerce Web site that would market, sell and repair fine gold jewelry and watches. This amount has been accrued and remains unpaid as at March 31, 2002. We also paid Watch Central Corporation $3,000 a month for consulting services and $2,000 a month for rent. We currently pay Watch Central Corporation only $500 per month for rent. Watch Central Corporation subsequently became an affiliate, as Alexander Vileshin is an officer and director for both Watch Central Corporation and us. In September 1999, we re-incorporated in the Yukon Territory, Canada, and changed our name to Timebeat.com Enterprises Inc. to reflect our new e-commerce focus.

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

In June 2000, we launched our auction component of www.timebeat.com which offers an auction and authentication of timepieces, jewelry and special products. We offer a twelve-month assurance guarantee for our buyers, which we believe will increase their confidence in making a purchase. We authenticate the products and issue a certificate of authenticity on each purchase. Our buyers are also able to review an independent appraisal of the product being purchased. If a buyer is not satisfied at any time within 30 days from the date of purchase, a full refund will be made.

Internet Web Site Watchzone.net

In December 1999, in order to increase content and awareness of www.timebeat.com, we acquired our second Web site, www.watchzone.net.   Under an agreement dated December 14, 1999, we acquired the Web site and all related assets from Watchzone.net Inc., a Colorado corporation. In exchange for the acquisition, we gave certain watches and jewelry to each member of the management of Watchzone.net Inc with an aggregate value of $10,988. Each member of the management signed a two-year agreement to provide consulting services to us in exchange for options, a percentage of all advertising generated by the Watchzone.net banner advertising program, and the right to purchase any new watch each year for actual dealer cost. Also, we agreed to transfer the Web site and related assets back to the management of Watchzone.net Inc. if Timebeat.com Inc., our wholly-owned subsidiary, ceased to do business at any time before December 14, 2001.

In November 2000, we entered into another agreement with the management of Watchzone.net Inc., which modified and replaced the original agreement. Under this agreement, we will receive all of the advertising revenue and will own the Web site even if Timebeat.com Inc. ceases to do business. In exchange, we granted an additional 75,000 options at a price of $0.56 per share, and repriced the previous options at $0.56 per share. We also made total cash payments of $8,436 in exchange for the domain name Watchzone.tv, non-compete provisions, and for advertising on our other Web sites.

www.watchzone.net is an informational Web site which allows consumers the ability to gather and exchange information in chat forums and from existing publications, news and press releases, manufacturers’ literature, and product demonstrations and evaluations. Although we do receive some revenue from advertising sales, the primary purpose of www.watchzone.net is to increase awareness of www.timebeat.com.

In December 2000, we signed a licensing agreement with eBay, Inc. (NASDAQ: EBAY), the world’s leading online trading community. Under this agreement, eBay users will be able to access content from www.watchzone.net.    We are hopeful this will result in an increased number of visitors to our Web site. We receive no income from either eBay or the visitor; however this arrangement generates more visitors to our websites and has the effect of making our websites better known.

Timebeat4teens.com

In June 2001, we launched our new Web site called www.timebeat4teens.com. This Web site is an e-commerce site that sells jewelry, watches, music, clothing and related items to the young adult market age group between 10 to 24 years old. We believe that by cross-promoting our Web sites, we may be able to reach both parents and their children. The Web site is database driven and all items, customer transactions and the functionality is based upon the Coldfusion platform. We have established relationships with various teen magazines to assist us in the marketing of our Web site. We launched the “second generation” of this web site in March 2002

www.timebeat4teens.com hosts over 70 virtual stores offering approximately 15,000 products including fashions from leading apparel manufacturers such as Trina Trk, Cottondale - Paris, Nannette Lepore, XOXO, Rem Garson, and over 3,500 different name brand men’s and women’s fragrances. We have an array of shoes, lingerie and handbags from manufacturers such as Steve Madden, Tuanh, Leah Aiken, Shirley of Hollywood, Leg Ave, Chateau, Leah Aiken, Moyna and Teresa Findlay. We also provide hotel and travel packages.

Perfume Fragrance Line

In July 2001, we entered into a Perfume Agreement with Palm Beach Perfumery, Inc., whereby Palm Beach Perfumery processes and distributes our first two fragrances. We have selectively test marketed the fragrances, and we are in the process of applying for trademark protection. We plan to start manufacturing our fragrances, called “Dance” and “Classified” in October 2002.

In March 2002, we engaged Florribean Productions Inc. to provide marketing and advertising services in connection with our perfume fragrance line and e-commerce business. The term of the consulting agreement began April 1, 2002 and continues through March 31, 2004. We agreed to compensate Florribean with stock options to purchase up to 250,000 shares at $0.40 per share, 10% of advertising revenues brought in by Florribean, and 3% of product sales generated by any spokesperson brought in by Florribean. The options expire March 15, 2007 and are vested as to 50,000 shares upon execution of the agreement, one-third of the remaining 200,000 options vest September 15, 2002, one-third vests March 14, 2003, and the last third vests March 14, 2004. As of July 10, 2002, Florribean has not obtained a spokesperson.

2 Live Entertainment

In March 2002, we formed a new division called 2 Live Entertainment to operate in the music industry. This new division will focus on the following:

•	identifying and developing new artists;
•	identifying and obtaining the distribution rights to regional “break out” releases;
•	developing a musical asset catalog (listing of artists);
•	acquiring publishing rights;
•	developing a creative support team of writers, musicians, choreographers, etc.;
•	developing a revenue stream from mastering and producing compact discs;
•	acquiring an existing digital production facility that creates an ongoing revenue stream and provides access to talent and materials; and
•	utilizing and developing our own independent distribution network.

In June 2002, 2 Live Entertainment launched its Secretkiss.net dating website. This website targets persons aged 17 through 35. Currently, a free three-month membership is being offered. Thereafter, we will charge $10 per month. Corporate sponsors, such as Pepsi, Coca-Cola, Rebok, Jet Blue, McDonalds, Kodak, and Hollywood Jeans, give new members of the website coupons valued at three times their paid membership fees. The coupons are redeemable for merchandise on our timebeat4teens website or the sponsors’ own merchandise. Currently, we are negotiating with persons experienced in the music industry to manage and direct 2 Live Entertainment.

Marketing and Sales

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

Key Alliances and Relationships

We intend to establish additional relationships with a number of companies to accelerate the adoption of our brand name and our services. We believe that establishing strategic relationships will facilitate our brand awareness and provide early access to emerging technologies and new customers. Some of our existing relationships include the following:

•	DealTime.com, which is an independent comparison shopping service that lists products and prices from our competitors;
•	WeddingNetwork.com, which is a comprehensive wedding resource Web site designed to assist couples in planning weddings;
•	MTV/Bunin-Murray, producers of the MTV show called “The Real World/Road Rules Battle of the Seasons”; and
•	eBay.com, which is an online auction website selling a variety of products.

Sales and Marketing Strategy

We believe that traditional retailers for luxury and premium products in the United States today can be grouped as follows:

$	High-end department stores and jewelry stores that often strive to provide a high level of customer service and a knowledgeable sales staff, but typically offer a limited selection of mid-range to high-end products;

$	National department stores that tend to carry broad selections of low-end to mid-range products from brands that are complementary to the stores' other offerings, but typically offer limited product-specific customer service;
$	Specialty and single brand stores, which are retail locations that carry a broad selection of specific product categories, but are limited to the geographic region in which the few physical stores are located; and

$	Boutiques, which are small stores, often located in malls, that generally carry a selection of the latest trends in lower-priced fashion products and accessories.

We believe that traditional store-based retailers face a number of the following challenges in providing a satisfactory shopping experience for buyers of luxury and premium products:

$	Limited Selection. Selection is limited because physical retail space limits the number of styles and the amount of product inventory that may be carried by any one store. In addition, the significant carrying costs of physical inventory in multiple locations require traditional store-based retailers to focus their product selection on the most popular products which produce the highest inventory turnover, further limiting consumer selection.

$	High Operating Cost. Traditional store-based retailers have a high operating cost. Most of the leading luxury and premium product retailers are located either in the most exclusive and expensive shopping locales or in high-cost retail outlets or malls, both of which must be in close proximity to the target consumers. The location of these retailers is directly attributed to serving customers who are willing to physically visit their stores. Traditional retailers sell luxury products often at a significantly higher price than wholesale to cover their high operating cost. As a result, consumers ultimately pay for the higher costs of the retail store.

$	Time Constraints. The needs and time commitments of consumers are changing. Increasingly, luxury goods are appealing to a broader, more time-constrained consumer base that is not willing or able to spend the time necessary to shop in traditional store-based retail locations.

$	Limited Knowledge. In many cases, consumers are served by employees with limited knowledge regarding the features of the products they sell, whether due to high employee turnover, limited training or other factors.

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

Our online store is designed to provide consumers with a convenient and enjoyable shopping experience in a Web-based retail environment. The key components are:

•	Broad Product Selection. We offer a broad selection of luxury and premium products which would be economically and physically difficult to offer in a traditional store. This allows us to efficiently adjust our product mix and merchandising strategy. We offer a selection from several leading brands, in addition to brands which are difficult to find in traditional retail outlets. We believe that our wide selection and competitive prices increase the likelihood of a purchase.

•	Product Information. Our Web sites display detailed product descriptions and product photos. Our goal is to provide the consumer with product information to assist the consumer in making an educated and satisfactory purchase.

•	Customer Service. We are committed to providing customers with a high level of personalized service. Our customer service representatives are available over the telephone and through e-mail, and are trained to answer a broad array of questions regarding product styles, features, technical specifications, as well as product recommendations. Before shipping a product, we inspect each product, and in the case of watches, set the time and date for the customer. In addition, we offer complimentary gift-wrapping and same-day shipping on orders placed before 4:00 p.m. Eastern Standard Time and free standard overnight shipping in the United States. We offer a 60-day return policy on new watches, and a 30-day return policy on all other products to ensure customer satisfaction. We also offer our watch customers a certification of authenticity, repair and battery replacement services and a Timebeat.com warranty for the length of the manufacturer's warranty plus an additional two years.

•	Geographic Location. By selling online, we are able to sell reach consumers throughout the U.S. and worldwide. Consumers are able to go to one location and find an extensive selection of products and information as compared to visiting several stores with limited product offerings.

We believe that the importance of brand recognition will increase as more companies engage in commerce over the Internet. The development and awareness of the Timebeat.com brand will depend largely on our ability to allocate our resources to successfully develop and implement effective advertising and marketing efforts. We will not be successful in promoting and maintaining our brand name if customers do not perceive us as an effective channel for purchases.

Research and Development

We do not spend a significant amount of time or money on research and development. Instead, we rely heavily on third parties for essential business operations, including: Internet access; development of software for new Web site features; content; and telecommunications. Our Web sites are hosted through the following companies:
•	www.timebeat.com is hosted by Beyond Solutions Inc. in St. Joseph, Missouri;
•	www.secretkiss.net is hosted by Advances.com in Fort Lauderdale, Florida;
•	www.watchzone.net is hosted by Advances.com in Fort Lauderdale, Florida; and
•	www.timebeat4teens.com is hosted by Advances.com in Fort Lauderdale, Florida.

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

We also compete with traditional outlets and high-end department stores such as Saks Fifth Avenue and Neiman Marcus, jewelers such as Zales and national department stores such as Macy’s. We also compete with manufacturers of our products that decide to sell directly to the customers, either through physical retail outlets or through an online store. Traditional store-based retailers also enable customers to see and feel products in a manner that is not possible over the Internet.

We believe the following are the principal competitive factors in our markets:
•	brand recognition;
•	selection;
•	convenience of location;
•	order delivery performance;
•	customer service; and
•	price.

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

Possible Acquisitions

Frontline Performance, Inc.

On April 12, 2001, we entered into a letter of intent with Frontline Performance, Inc., a California corporation (“Frontline”) that designs apparel for professional dancers and cheerleaders, and for those with an active lifestyle. Under the letter of intent, we had the right to acquire Frontline by exchanging 312,500 shares of our common stock for all of the issued and outstanding shares of Frontline. If we were to acquire Frontline, we would also have to pay $200,000 which would be used to reduce Frontline’s debt. Our possible acquisition of Frontline was contingent upon our satisfactory due diligence review.

We determined in April 2002 not to pursue the acquisition of Frontline. Instead, Frontline will be part of the distribution network for our Dance fragrance line.

MyBlue Fish, Inc.

On May 2, 2001, we entered into a letter of intent with My Blue Fish, Inc., a Florida corporation that designs and manufacturers active wear apparel for women. Under the letter of intent, we had the right to acquire My Blue Fish or its assets at a price to be determined. Our possible acquisition of My Blue Fish was contingent upon our satisfactory due diligence review.

In April 2002, we determined not to pursue the acquisition of My Blue Fish. My Blue Fish will also be part of the distribution network for our Dance fragrance line.

Employees

As of July 10, 2002, we had only a number of part-time seasonal contractors and consultants.   None of our employees is covered by a collective bargaining agreement. We believe our relations with our employees are good.

Principal Offices

We have offices at the residence of Thomas L. Crom, III, our Chief Financial Officer, for which we pay rent of $250 per month. See Item 13. Certain Relationships and Related Transactions.

We have offices in Vancouver, Canada, where we occupy approximately 800 square feet on a month-to-month basis. We pay rent to an affiliate of $850 a month, and we believe our relationship with our affiliated-landlord is good.

We are renting office and storage space from our affiliate, Watch Central Corporation. Under the Letter of Intent dated March 5, 1999, we paid Watch Central Corporation $2,000 a month for space located in New York, New York. Effective April 1, 2001, rent was reduced to $500 per month. This office is occupied primarily by our President, Alex Vileshin, and we also maintain our inventory of jewelry at this location as well.

We are also renting space in Palm Beach Gardens, Florida. On February 25, 2001, we entered into a Consulting Agreement with Palm Beach Consulting Corp. At the time of the agreement, Palm Beach Consulting Corp. was owned and operated by Jack Stein, the former husband of one of our directors at the time, Michele Albo. In February 2002, Ms. Albo resigned as a director and Mr. Stein was appointed to fill that vacancy. Under the agreement as amended, we pay Palm Beach Consulting $650 per month as rent for a showroom and storage space for our inventory to be sold on www.timebeat4teens.com. The space is approximately 300 square feet. See Item 13. Certain Relationships and Related Transactions.

ITEM 2.     DESCRIPTION OF PROPERTY.

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

The JD Gold-Silver property is located in the central part of a northwest trending, 50 mile by 20-mile belt of early Jurassic volcanic rocks known as the Toodoggone Formation (Carter, 1972) . The Toodoggone Formation is a sub-aerial pyroclastic assemblage of andesitic to dacite composition which hosts a number of gold-silver deposits. These deposits occur as fissure veins, quartz stockwork, breccia zones, and zones of silicification. Principal ore minerals include argentite, electrum, native gold, and silver and lesser chalcopyrite, galena, and sphalerite.

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

ITEM 3.     LEGAL PROCEEDINGS.

Except for the following, there are no legal proceedings pending and, to the best of our knowledge, there are no legal proceedings contemplated or threatened: a claim has been made against us by our previous landlord for rent in the amount of $14,449. We are disputing the claim, and the amount of loss cannot be reasonably estimated. We have not accrued an amount in our financial statements, and any loss will be accounted for in the period in which the loss can be reasonably estimated. There are no pending legal proceedings relating to this claim.

A joint claim for $61,522 had been made against us for mineral property work. We accrued $24,703 at March 31, 2001 for the claim. We resolved the claim in December 2001 by issuing 50,000 shares at a value of $22,500 and assigning reclamation bonds with a value of $12,692 to the claimant.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Not Applicable

PART II

ITEM 5.     MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Our common stock is traded on the over-the-counter bulletin board (“OTCBB”) under the symbol “TMBT”, and had also been traded on the Canadian Venture Stock Exchange f/k/a the Vancouver Stock Exchange under the symbol “TBE”. We were cleared for trading on the OTCBB on June 3, 1994, and received our first quote in April 1998. We were de-listed in April 1999, and we voluntarily became a reporting company in October 1999, at which time we were again cleared for trading on the OTCBB. The following table sets forth the range of high and low closing bid quotations of our common stock for each fiscal quarter for our last two completed fiscal years:
Bid or Trade Prices
2001 Fiscal Year Quarter Ending 06/30/00 Quarter Ending 09/30/00 Quarter Ending 12/31/00 Quarter Ending 03/31/01	High $2.00 $0.88 $0.75 $0.50	Low $0.50 $0.50 $0.34 $0.25
2002 Fiscal Year Quarter Ending 06/30/01 Quarter Ending 09/30/01 Quarter Ending 12/31/01 Quarter Ending 03/31/02	High $0.41 $0.77 $0.55 $0.65	Low $0.23 $0.20 $0.35 $0.28

As of June 26, 2002, the closing price for our common stock on the OTCBB was $0.38.

As of July 5, 2002, there were 172 record holders of our common stock.

The above quotations reflect inter-dealer prices, without retail mark-up, mark-down, or commission and may not necessarily represent actual transactions.

During the last two fiscal years, we have not declared cash dividends on our common stock and we do not anticipate that dividends will be paid in the foreseeable future.

During the three months ended March 31, 2002, we did not sell any unregistered securities.

ITEM 6.     MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

Selected Financial Data

The balance sheet and income statement data shown below were derived from our audited consolidated financial statements. Our results of operations for any interim period do not necessarily indicate our results of operations for the full year. You should read this summary financial data in conjunction with the discussion below and our financial statements.

Statement of Operations Data:	Year Ended March 31,
	2002	2001	2000
Sales Gross profit Net loss Net loss per share	$ 109,779 $ 26,398 $ (867,931) $ (0.05)	$ 57,287 $ 22,192 $ (1,446,171) $ (0.09)	$ 141,827 $ 1,475 $ (3,453,789) $ (0.22)

Balance Sheet Data:	March 31,
	2002	2001	2000
Working capital Total assets Total liabilities Shareholders’ equity	$ 19,992 $ 275,399 $ 237,962 $ 37,437	$ 48,805 $ 402,975 $ 314,822 $ 88,153	$ 604,665 $ 965,130 $ 196,622 $ 768,508

Overview

We were incorporated in the Province of British Columbia, Canada on May 23, 1986. In September 1999, we re-incorporated in the Yukon Territory, Canada, and we changed our name from AGC Americas Gold Corp. to Timebeat.com Enterprises Inc. On August 14, 2001 at a special meeting, our shareholders approved changing the domicile of the company from Yukon Territory, Canada, to the State of Nevada. The change was completed on October 16, 2001.

In the past, we have had two separate business divisions: mineral exploration and Internet e-commerce. Previously, we had undertaken mineral exploration primarily for gold and silver worldwide, but we have been inactive on this front for a number of years. We own and operate two retail Internet Web sites, one of which caters primarily to people who have an interest in fine watches, jewelry, high-end gift and other luxury items, and the other of which caters to teenage and young adults who have an interest in fashion apparel, cosmetics, music, and travel.

We have previously been in the business of acquiring, exploring, and if warranted, developing mineral properties primarily located in British Columbia, Canada. We have acquired and subsequently abandoned several mineral properties in pursuit of our business. Our current mineral properties are not in production and, consequently, we have no current operating income or cash flow from these properties. We have expensed all exploration costs relating to our properties and areas of geological interest. In early 1999, due to the price of minerals, we chose to examine other business possibilities and have been inactive in mineral exploration since that time, with any expenditures incurred since that time related to reclamation work.

In March 1999, we entered the Internet and e-commerce business. We have completed the development phase of our Internet e-commerce division. In November 1999, we launched our first Web site, www.timebeat.com. This is an e-commerce Web site that markets and sells watches and jewelry, high-end gift items and other luxury items. In December 1999, in order to increase content and awareness of www.timebeat.com, we acquired our second Web site, www.watchzone.net. This is an informational Web site which allows consumers the ability to gather and exchange information in chat forums and from existing publications, news and press releases, manufacturer’s literature, and product demonstrations and evaluations.

In May 2000, we began developing our new Web site called timebeat4teens.com. This Web site is an e-commerce site that will sell jewelry, watches, music, clothing and related items to the young adult market age group between 10 to 24 years old. We believe that by cross-promoting our Web sites, we may be able to reach both parents and their children.

In June 2000, we launched our auction component of www.timebeat.com which offers an auction and authentication of timepieces, jewelry and special products. We offer a twelve-month assurance guarantee for our buyers, which we believe will increase their confidence in making a purchase. We authenticate the products and issue a certificate of authenticity on each purchase. Our buyers are able to review an independent appraisal of the product being purchased on the auction site. If a buyer is not satisfied at any time within 30 days from the date of purchase, a full refund will be made.

In December 2000, we signed a licensing agreement with eBay, the world’s leading online trading community. eBay users will be able to access content from our Web site www.watchzone.net. We are hopeful this will result in an increased number of visitors to our Web site.

We have been receiving merchandise for www.timebeat4teens.com, and the merchandise has been entered into inventory. An account with UPS has been established and software has been provided as well. A merchant account has been approved and is operational, allowing customers to make purchases by credit card. Timebeat4teens has also established relationships with various teen magazines that will assist us in the marketing of our unique site. The Timebeat4teens web site became fully operational in June of 2001. The Web site is database driven.

We have only generated minimal revenues since our inception in 1986. As of March 31, 2002, we had an accumulated deficit of $15,358,135. We have suffered significant losses from operations, require additional financing, and need to continue our expansion of our Internet e-commerce businesses. Ultimately we need to generate sufficient revenues and successfully attain profitable operations. Our present operations do not generate sufficient revenues to cover our expenses. We cannot provide assurance that we will be able to do so. These factors, among others, raise substantial and compelling doubt about our ability to continue as a going concern.

Results of Operations - Year Ended March 31, 2002 Compared to Year Ended March 31, 2001

Sales. We incurred a net loss of $867,931 for the year ended March 31, 2002, as compared to a net loss of $1,446,171 for the year ended March 31, 2001. Our sales were $109,779 for the 2002 fiscal year as compared with sales of $57,287 for the previous fiscal year. The revenues were generated from sales in our Internet operations, and are net of sales or promotional discounts. Revenue from the sale of products offered on both the Timebeat4teens and Timebeat websites is recognized when the goods are shipped and invoiced and collection of payment is reasonably assured. The cost of goods sold related to these sales was $83,381 and $35,095, leaving gross margins of $26,398 (24.0%) and $22,192 (38.7%), respectively. The increase in sales for the current period are attributable to the increased traffic on the Timebeat4teens site and the introduction of a new line of Allison watches in March 2001. To help increase awareness of the Timebeat4teens site and the new line of watches, we incurred some promotional costs. This increased our costs of goods for the 2002 fiscal year. The cost of goods sold consisted primarily of the cost of the products, and included such items as inbound and outbound shipping costs. Cost of goods sold is comprised exclusively of the acquisition cost of the merchandise sold inclusive of any import duties. Our inventory is valued at the lower of cost and net realizable value. In addition, we generated interest income of $12,539. For the comparable period in 2001, we generated interest income of $17,772. The decrease is attributable to the cash balances being marginally lower during a period of lower interest rates decreasing interest income.

Expenses. Our expenses were $876,906 for the year ended March 31, 2002, as compared to $1,486,135 for the year ended March 31, 2001. The decrease in expenses is partially attributable to a decrease in commitment fees from $518,220 to $14,578. In addition, mineral exploration expenses decreased from $219,592 in the previous year to $-nil in the current year. Travel and investor relations costs also decreased from $85,097 in the previous year to $23,943 in the current year. In accordance with certain United States Financial Accounting Standards Board accounting standards, we are required to establish a fair market value based method of accounting for stock option compensation plans. We use the Black Scholes Option Pricing Model to determine the fair market value of employee stock options and other security based compensation.

We expense web site development expenditures in the year incurred. We incurred $115,691 during fiscal 2002 and $60,380 during fiscal 2001. We expect these expenditures to remain at their current level, as we continually improve our web sites.

Management and consulting fees increased from $286,937 in fiscal 2001 to $392,869 in fiscal 2002, offsetting the decrease of $18,718 in salaries and wages. Management and consulting fees increased as a result of the operation of an additional website, perfume lines, and increased sales .   Professional Fees are comprised primarily of legal and auditing fees. Professional Fees increased from $81,713 in previous year to $127,091 in the current year as we incurred additional legal fees related to the shareholder approval process and other work related to moving the domicile of the company from the Yukon Territory Canada to the State of Nevada and other efforts related to the transition as a US public company and the $25,000,000 equity line. The trend for higher legal fees is not expected to continue beyond December 2001 as all filings related to the equity line of credit should be completed and we have completed the change of legal domicile to the United States.

Liquidity and Capital Resources

During the year ended March 31, 2002, we used cash of $449,270 for our operating activities, as compared to $753,188 for the period in 2001. The decrease in 2002 in the amount of cash used in operating activities was attributable primarily to the decreased loss for the current period. Financing activities in fiscal 2002 provided $418,778, primarily through the issuance of our common stock, as compared to $78,698 in fiscal 2001 when we raised only $89,008 from the issuance of our common stock. Investing activities used $-nil in fiscal 2002, as compared to providing $117,087 in fiscal 2001.

At March 31, 2002, we had working capital of $19,992 as compared to $48,805 at March 31, 2001. The decrease in working capital was primarily caused by a reduction in receivables and amounts due from related parties of $112,298.

Financial Condition

Our total assets decreased from $402,975 at March 31, 2001 to $275,399 at March 31, 2002. The decrease was primarily attributable to the decrease in receivables, amounts due from related parties, and prepaid expenses.

Capital Assets

Our capital assets are recorded at cost and are amortized over their estimated useful lives. We use a declining balance method per annum as follows: office equipment 20%, computer equipment 30%, and computer software 30%. At March 31, 2002, our capital assets had a total net book value of $17,445, as compared to $23,156 at March 31, 2001.

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

Plan of Operation

Mineral Exploration.   We have no foreseeable plans for our properties other than to maintain the leases. While we do not foresee any future exploration or reclamation activities, if any are undertaken, they will be subject to various federal, state and local environmental laws and regulations. These laws and regulations govern the protection of the environment, prospecting, exploration, development, production, taxes, labor standards, occupational health, mine safety, toxic substances and other matters. Should we undertake any exploration activities, we expect to be able to comply with these laws and do not believe that compliance will have a material adverse effect on our competitive position. Should an improved metals market cause us to re-examine our position, we intend to obtain all licenses and permits required by all applicable regulatory agencies in connection with our exploration and reclamation activities. We intend to maintain standards of compliance consistent with contemporary industry practice.

Internet Web Sites.

During the fiscal year ended March 31, 2002, we reached an agreement with MTV to participate in The Real World/Road Rules Battle of the Seasons show. This show initially was shown on TV in the United States in March 2002. It will be repeated several times over the next nine months. Our logo and selected retail partners will be featured on-camera as well as verbally mentioned by the shows hosts. It is one of the most watched shows on MTV, has been one of the more popular series on MTV since it first aired 3 seasons ago and is broadcast to over 70 million households in the U.S. Internationally MTV is broadcast to over 342 million households on its 16 stations in 140 countries. In conjunction with the partnership, Timebeat4teens.com will also be featured on the Real World/Road Rules Challenge website with a hyperlink to the Timebeat4teens.com site. The Real World website (www.bunim-murray.com) currently receives 25,000 hits per day, 6,000 of which are from unique users. This association with MTV is expected to increase the traffic to the timebeat4teens website.

During the fiscal year ended March 31, 2002, we began to see some positive impact on sales as a result of prior marketing agreements and alliances, which had increased traffic to our website.

For the next twelve months, we intend to focus our resources and efforts on increasing sales and traffic on our newest websites, www.timebeat4teens.com and www.secretkiss.net, and our perfume lines. We will continue our efforts to provide superior service and extended product warranties, establish a high placement with various search engines, create brand awareness with the intent to leverage that awareness by launching additional websites, and expand into other areas which may offer a higher gross profit margin potential.

In the long-term, we will focus on establishing additional strategic alliances and continuing our marketing and advertising to accelerate the adoption of our brand name and services. We do not expect to purchase any significant equipment during the next twelve months. We may hire full-time employees if we grow during the next twelve months and if we are able to sell shares of our common stock to Swartz Private Equity.

Additional marketing opportunities may be pursued if we grow during the next twelve months and if we able to sell shares of our common stock to Swartz Private Equity.

Change of Domicile.   On October 16, 2001, we changed our domicile from the Yukon Territory to the State of Nevada, thereby becoming a Nevada corporation. Under the investment agreement with Swartz, we may issue and sell up to an aggregate amount of $25,000,000 of common stock from time to time during a three-year period. Although we do not know the extent to which we will utilize this method of financing, the investment agreement requires that we issue shares of common stock prior to receiving payment. This is not permitted by the corporate laws of the Yukon Territory, but it is permitted by the corporate laws of the State of Nevada. In addition, we no longer have a significant connection with Canada. Our operations take place outside of Canada and the majority of our shareholders reside in the United States. Also, we believe the change of domicile will improve our access to the capital markets within the United States and should enhance our ability to attract highly skilled employees.

Additional Funding

As of March 31, 2002 we had a working capital surplus of $19,992. We received $34,903 on the exercise of stock options to purchase 97,666 shares in April, 2002. In May 2002, we announced private placements which when completed will provide gross proceeds of $517,500, to be used for working capital.

We will need external financing implement our plan of operations. On November 16, 2000, we entered into an investment agreement with Swartz Private Equity, LLC. The investment agreement entitles us to issue and sell our common stock from time to time for up to an aggregate of $25 million. This financing allows us to issue common stock and warrants at our discretion as often as monthly as funds are needed in amounts based upon certain market conditions. The pricing of each common stock sale is based upon current market prices at the time of each drawdown, and we may set a floor price for the shares at our discretion. There is no assurance that this financing arrangement will enable us to implement our long-term growth strategy. Accordingly, our sources of financing are uncertain if the desired proceeds from the Swartz equity financing arrangement are not obtained. Our failure to obtain additional financing when needed could result in delay or the indefinite postponement of one or both of our business divisions and the possible loss of your entire investment.

ITEM 7.     FINANCIAL STATEMENTS.

Please refer to the pages beginning with F-1.

ITEM 8.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Not applicable.

PART III

ITEM 9.     DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

Executive Officers and Directors

Our officers and directors are:

Name	Age	Title(s)

Alexander Vileshin	37	Chief Executive Officer, President and Director since August 1999

Thomas L. Crom III	46	Director since September 1996, Secretary since August 1999, and Chief Financial Officer since February 2002

Jack Stein	41	Chairman of the Board and Director since February 2002

Our shareholders elect our directors and our board of directors appoints our officers annually. Vacancies in our board are filled by the board itself. Set forth below are brief descriptions of the recent employment and business experience of our officers and directors.

Alexander Vileshin, Chief Executive Officer, President and Director. Mr. Vileshin has over 18 years experience in the watch industry. From February 1981 through July 1995, Mr. Vileshin was employed by Tourneau, Inc., located in New York, New York, which is an international watch and jewelry retailer. Mr. Vileshin started with Tourneau, Inc. as a watch technician and left in 1995 as vice-president in charge of Estate Sales. He was responsible for all estate and used watch purchases and managed over 70 individuals in three departments which had annual sales in excess of $15 million. From 1995 until present, Mr. Vileshin has served as Vice-President, Marketing & Creative Development for Joseph Edwards Inc., a New York City based retailer of Swiss watches and other luxury items. At Joseph Edwards Inc., Mr. Vileshin is responsible for marketing, sales, purchasing, inventory control and management information systems. He was also responsible for the design, supervision and building of its flagship store in New York City. Mr. Vileshin attended Queens College, a school of computer science in New York City for two years and did not receive a degree. He also attended technical and trade education in courses offered by Rolex USA, Ebel, Bulova School, NAWC and Baume & Mercier.

Thomas L. Crom III, Chief Financial Officer, Secretary and Director.    Thomas Crom is currently a director of three U.S. companies: Dragon Diamond Corp., a publicly traded company engaged in mineral exploration with offices in Payson, Arizona, Anthem Inc., a non-active corporation with offices in Payson, Arizona, and Popmachine.com Corp., a Web site that focuses on the music industry with offices in Payson, Arizona. In addition, Mr. Crom is a director and the chief financial officer of a public Canadian company called Kansai Mining Corporation, which is involved in diamond exploration in Venezuela and gold exploration in Kenya. Mr. Crom has also been the chief financial officer of Dragon Diamond Corp. since 1988. Mr. Crom earned a bachelor of science degree in Commerce with a major in business from Santa Clara University in 1977, and a masters of science degree from Golden Gate University in 1983. Since 1993, Mr. Crom has been a self-employed consultant and provides services to the mining industry as well as to other public companies. From 1989 to 1993 he served in various senior management positions with other public companies.

Jack Stein, Chairman of the Board and Director. Jack Stein has been a paid consultant to Timebeat since February 2001 through his company, Palm Beach Consulting Corp. located in North Palm Beach, Florida. Prior to joining the Timebeat team, Mr. Stein spent 19 years in the securities industry. During his time in the financial markets, Mr. Stein identified and financed a number of companies successfully fulfilled their business plans. He was associated as a registered representative with Josephthal Lyon & Ross, Inc. from December 1991 through April 1996, with Greenway Capital Corp. from May 1996 through July 1996, and with Joseph Dillon & Company, Inc. from July 1996 through March 1998. He worked as a financial consultant for First West Group Inc., a brokerage firm based in

Boynton Beach, Florida from April 1998 through February 2001. He has completed a large number of courses towards a Bachelor of Arts degree with an emphasis on accounting and data processing.

On December 3, 2001, the National Adjudicatory Council of NASD Regulation, Inc. found that from March 1994 to April 1996 and from January 1997 through November 1997, Mr. Stein had made unsuitable recommendations and traded excessively in a customer account, fining him $25,000 and suspending him in all capacities for three months. Mr. Stein has appealed this decision to the Securities and Exchange Commission.

Key Employee

Terry Allison, Vice-President. Under an employment agreement dated November 1, 2000, we employed Mr. Allison for a term of two years, and have an option to extend the term for another two years. Mr. Allison is responsible for the Internet watch division. Under the agreement, we paid Mr. Allison $1,500 for his previous Web site repair services, and also agreed to pay Mr. Allison a salary of $3,500 per month. In addition, we agreed to pay Mr. Allison an amount equal to 10% of the pre-tax profit for sales via the Watchzone.net Web site for each fiscal year during the term of the agreement. If we open a retail location in Colorado, Mr. Allison will also receive an amount equal to 10% of the pre-tax profit from those sales as well.

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

As of June 2002, we no longer employed Mr. Allison on a full-time basis, as he wanted to pursue his own business interests. He continues to provide services on a part-time basis relating to www.watchzone.net.

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

Our officers and directors are now and may in the future become shareholders, officers or directors of other companies which may be formed for the purpose of engaging in business activities similar to us. Accordingly, additional direct conflicts of interest may arise in the future with respect to such individuals acting on behalf of us or other entities. Moreover, additional conflicts of interest may arise with respect to opportunities which come to the attention of such individuals in the performance of their duties or otherwise. Currently, we do not have a right of first refusal pertaining to opportunities that come to their attention and may relate to our business operations.

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

We do not have any standing audit, nominating, or compensation committees of our board of directors.

Section 16(a) Beneficial Ownership Reporting Compliance

Upon our change of domicile to Nevada on October 16, 2001, we were no longer a “foreign private issuer” and our officers and directors, and persons who own more than 10% of a registered class of our equity securities, were required to file reports of ownership and changes in ownership with the Securities and Exchange Commission pursuant to Section 16(a) of the Securities Exchange Act of 1934. The following table sets forth filing activity during the most recently completed fiscal year:

Reporting Person	Date Report Due	Date Report Filed
Thomas L. Crom	Form 3 due 10/16/01	04/05/01
Michele Albo	Form 3 due 10/16/01	12/04/01
Alexander Vileshin	Form 3 due 10/16/01	not filed
Jack Stein	Form 3 due 03/10/02	03/05/02
Thomas L. Crom	Form 4 due 04/10/02	not filed
Jack Stein	Form 4 due 04/10/02	not filed

ITEM 10.     EXECUTIVE COMPENSATION

Summary Compensation Table

		Annual Compensation			Long Term Compensation
					Awards		Payouts
Name and principal position	Year	Salary ($)	Bonus ($)	Other annual compensa-tion ($)	Restricted stock award(s) ($)	Securities Underlying Options/ SARs (#)	LTIP payouts	All other compen- sation ($)
Alexander Vileshin (1)	2002 2001 2000	$0 $24,500 $31,500	$0 $0 $0	(1) (1) (1)	0 0 0	0 0 286,000	0 0 0	(1) (1) (1)

_______________

(1)       Under an agreement dated March 5, 1999 with Watch Central Corporation, a company controlled by Mr. Vileshin, Watch Central Corporation provides consulting services in exchange for $3,000 per month, plus reasonable expenses. In addition, we pay Watch Central Corporation $500 per month in rent. We paid Watch Central Corporation a total of $41,787 for rent and wages during fiscal year ended 2000,$76,975 during fiscal year ended 2001, and $7,981 during fiscal year ended 2002. During the fiscal year ended 2002, we sold $nil merchandise to Watch Central Corporation ($26,812 in 2001) and purchased $17,736 ($9,054 in 2001) of merchandise from Watch Central Corporation. Watch Central Corporation owed us $-nil as of March 31, 2002, $32,084 as of March 31, 2001, and $24,972 as of March 31, 2000. These receivables were the result of sales. We owed Watch Central $50,000 as of March 31, 2002, $61,367 as of March 31, 2001 and $111,748 as of March 31, 2000, primarily as a result of consulting fees, wages, web hosting, and other expenses. Joseph Edwards, a company under the significant influence of Mr. Vileshin, owed us $-nil as of March 31, 2002, $39,370 as of March 31, 2001 and $39,440 as of March 31, 2000 as a result of sales. We owed Joseph Edwards $-nil as of March 31, 2002 and $39,440 as of March 31, 2001 and 2000 as a result of sales made to Joseph Edwards. During fiscal 2002, 2001 and 2000, we made purchases of $17,736, $9,054 and $128,868, respectively, of merchandise from Watch Central Corporation. There were no purchases from Watch Central during fiscal 1999. We also paid Watch Central $6,974 in fiscal 2002, $24,500 in fiscal 2001 and $31,500 in fiscal 2000 as a management fee for the services of Mr. Vileshin. This is reflected as salary in the above table. There were no other transactions between Watch Central Corporation and us during the fiscal years ended 2000 through 2002.

Other than the above, we do not pay monetary compensation to our officers and directors, nor do we compensate our directors for attendance at meetings. We do reimburse our officers and directors for reasonable expenses incurred during the course of their performance. There are no employment agreements with any of our executive officers, and we have no long-term incentive or medical reimbursement plans. We anticipate offering some form of incentive-based monetary compensation in the future.

Aggregated Option/SAR Exercises in Last Fiscal Year and FY-End Option/SAR Values
Name	Shares acquired on exercise (#)	Value realized ($)	Number of unexercised options/SARs at FY-end (#) exercisable/ unexercisable	Value of unexercised in-the-money options/SARs at FY-end ($) exercisable/ unexercisable
Alexander Vileshin	-0-	-0-	590,000/0	27,000/0

Stock Option Plans

On August 20, 1999, we established a new stock option plan. Under the plan, our board of directors may from time to time grant up to 3,200,000 options to purchase shares of our common stock. The options may be granted to our officers, directors, employees or consultants. As of March 31, 2002, options to purchase 2,660,000 were outstanding under the plan and 195,666 options had been exercised, leaving 344,334 options available under the plan. All options granted prior to August 20, 1999 were rolled into the new stock option plan.

  The following table provides certain option, warrant and rights information (whether vested or not) as to the officers and directors individually, and as a group, as of March 31, 2002:

Name of Holder	Title of Securities	Number of Securities	Date of Grant	Exercise Price*Price	Expiration Date

Alexander Vileshin Director Chief Executive Officer & President	Options	304,000 50,000 236,000	03/08/99 06/01/99 09/30/99	$0.48 $0.65 $0.48	03/08/04 06/01/04 09/30/04

Jack Stein Director & Chairman of the Board	Options Warrants	147,500 452,500 100,000	09/30/99 03/15/02 01/12/02	$0.48 $0.40 $0.37	09/30/04 03/15/07 01/12/03

Thomas L. Crom Director, Chief Financial Officer & Secretary	Options Warrants	300,000 100,000 75,000	08/16/99 03/15/02 06/13/01	$0.48 $0.40 $0.28	08/16/04 03/15/07 01/12/03

Officers & directors as a group (3 persons)	Options Warrants	1,137,500 175,000

*Some of the options and warrants were originally granted with exercise prices stated in Canadian dollars. The prices shown above are stated in U.S. dollars, based on US$1.00 = Cdn.$1.5958 at March 31, 2002.

ITEM 11.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information known to us with respect to the beneficial ownership of our common stock on July 5, 2002, by each officer and director, and all officers and directors as a group, as well as all persons who own greater than 5% of our outstanding shares:
Name of Beneficial Owner (1)	Number of Shares Beneficially Owned	Percentage of Shares Beneficially Owned (2)
Thomas L. Crom III P.O. Box 9 Payson, Arizona 85547-0009	518,333 (3)	2.7%
Jack Stein 745 U.S. Highway One #201 North Palm Beach, Florida 33408	538,338(4)	2.8%
Alexander Vileshin 235 E. 40th Street, Apt. 34II New York, New York 10016	621,500 (5)	3.2%
All executive officers and directors as a group (3 persons)	1,678,171 (6)	8.2%
_______________
(1)   To our knowledge, except as set forth in the footnotes to this table and subject to applicable community property laws, each person named in the table has sole voting and investment power with respect to the shares set forth opposite such person’s name.
(2)   Percentages before issuance are based on 19,114,769 shares of common stock outstanding as of July 5, 2002. Where the persons listed on this table have the right to obtain additional shares of common stock within 60 days from July 5, 2002, these additional shares are deemed to be outstanding for the purpose of computing the percentage of class owned by such persons, but are not deemed to be outstanding for the purpose of computing the percentage of any other person.
(3)   Includes 408,333 shares issuable upon exercise of stock options and warrants.
(4)   Includes 398,333 shares issuable upon exercise of stock options and warrants.
(5)   Includes 590,000 shares issuable upon exercise of stock options.
(6)   Includes 1,396,666 shares issuable upon exercise of the stock options and warrants.

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

Robert G. McMorran, former Director. Under an agreement dated August 27, 1998, Malaspina Consultants Inc., a company controlled by Mr. McMorran, provides accounting, administrative, investor relations and financial consulting services in exchange for Cdn$4,000 per month, plus reasonable expenses. We also pay Malaspina

Consultants Inc. Cdn$850 per month as rent. We paid Cdn$51,500 for 2001 and Cdn$48,000 for 2002, exclusive of payments for rent. On September 30, 1999, we had granted Robert McMorran options to purchase up to 64,000 shares of common stock at $0.22 per share. Mr. McMorran exercised all of these options in July and August 2001. On November 21, 2001, we issued 12,500 shares valued at $0.45 per share to pay for services rendered. Also on November 21, 2001, we granted Malaspina Consultants options to purchase up to 120,000 shares of common stock at $0.37 per share. One-third of the options vested at the time of grant, one-third will vest November 21, 2002, and the remaining third will vest November 21, 2003.

Michele Albo, Director. Under a written agreement with Ms. Albo, she provides consulting services in exchange for a compensation based on her time not to exceed $1,500 per month, plus reasonable expenses. Ms. Albo resigned as a director on February 28, 2002. We paid Ms. Albo a total of $27,500 during the fiscal year ended 2001 and $3,950 during the fiscal year ended 2002. We issued 18,900 shares of common stock valued at $0.37 per share during the 2002 fiscal year for services rendered. During fiscal 2001 we also paid Ms. Albo rent of $5,300 to store inventory for the teensite.

Thomas L. Crom, III, Secretary and Director. Under a written agreement with Eureka Ventures Inc., a company wholly-owned by Mr. Crom III, he provides consulting services in exchange for compensation based on his time which ranges between $1,000 to $4,000 per month, plus reasonable expenses. We paid Mr. Crom III a total of $nil during fiscal year 2002 and $12,500 during the fiscal year 2001. As of March 31, 2001, Mr. Crom owed us $3,000. This amount was repaid during fiscal 2002. During fiscal 2001 we paid Eureka Ventures Inc., a company wholly-owned by Mr. Crom, Cdn$36,000 in consulting fees and rent of $2,250. During fiscal 2002, we paid Eureka Ventures $48,000 in consulting fees and rent of $6,000.   During the 2002 fiscal year, we also issued 50,000 shares of common stock valued at $.45 per share to Mr. Crom for services rendered.

Effective April 1, 2002, we increased the compensation paid to Eureka Ventures for Mr. Crom’s services to $5,000 per month and agreed to pay $750 per month as a non-accountable expense reimbursement. This reimbursement amount includes rent of $250, telephone expenses of $250, and office expenses of $250.

Palm Beach Consulting Corp. On February 25, 2001, we entered into a Consulting Agreement with Palm Beach Consulting Corp. Palm Beach Consulting Corp. is owned and operated by Jack Stein, the husband of Michele Albo, who was a director at the time of the agreement. On February 28, 2002, Mr. Stein became one of our directors, replacing Ms. Albo who had resigned. Under the agreement, we paid Palm Beach Consulting $650 per month as rent for a showroom and storage space for our inventory to be sold on www.timebeat4teens.com. The space is approximately 300 square feet. Palm Beach Consulting also agreed to provide consulting services for $4,000 per month. The term of the agreement was one year. For the fiscal year ended March 31, 2001, we paid Palm Beach rent of $650. For the fiscal year ended March 31, 2002, we paid Palm Beach Consulting Corp. $7,800 for rent and $77,250 for consulting services.

Effective April 1, 2002, we increased the compensation paid to Palm Beach Consulting for Mr. Stein’s services to $5,000 per month and agreed to pay $2,500 per month as a non-accountable expense reimbursement. This reimbursement amount includes rent of $650, telephone expenses of $1,500, entertainment expenses of $300, and office expenses of $50.

ITEM 13.     EXHIBITS AND REPORTS ON FORM 8-K.

(a)     Exhibits:
Regulation S-B Number	Exhibit
2.1	Plan of Merger Merging Timebeat.com Enterprises Inc., a Wyoming Corporation into Timebeat.com Enterprises Inc., a Nevada Corporation (1)

Regulation S-B Number	Exhibit
3.1	Articles of Incorporation (2)
3.2	Bylaws (2)
10.1	Letter Agreement dated October 10, 1993 between the Company and Energex Minerals Ltd. regarding the JD Property (Amendment) (3)
10.2	Letter Agreement dated September 30, 1994 between the Company and Energex Minerals Ltd.(3)
10.3	Agreement dated January 10, 1996 between the Company and Energex Minerals Ltd.(3)
10.4	Agreement dated June 14, 1996 between the Company and Energex Minerals Ltd.(3)
10.5	Agreement dated December 6, 1996 between the Company and Cheni Resources Inc. and Meota Resources Corp.(3)
10.6	Maps of the Company’s Properties (3)
10.7	Stock Option Plan dated August 29, 1999 (3)
10.8	Letter of Intent dated March 5, 1999, between the Company, Watch Central Corporation and Timebeat.com Inc.(4)
10.9	Agreement dated December 14, 1999 between the Company, Watchzone.net Inc., the management of Watchzone.net Inc., and Timebeat.com Inc.(4)
10.10	Timebeat.com Asset Acquisition Agreement of Watchzone.net and Watchzone.tv, and Employment Agreement dated November 1, 2000 (4)
10.11	Malaspina Consultants Inc. Term Sheet office lease dated August 27, 1998 (4)
10.12	Consulting Agreement with Palm Beach Consulting Corp. dated February 25, 2001(4)
10.13	Amended and Restated Investment Agreement between the Company and Swartz Private Equity dated October 10, 2001 (4)
10.14	Amended and Restated Registration Rights Agreement between the Company and Swartz Private Equity dated October 10, 2001(4)
10.15	Form of Commitment Warrants (4)
10.16	Letter of Intent between Timebeat.com Enterprises Inc. and Frontline Performance, Inc. dated April 12, 2001(4)
10.17	Consulting Agreement with Eureka Ventures Inc. dated January 1, 2001 (5)
10.18	Consulting Agreement with Michele Albo dated June 1, 1999 (5)
10.19	Stock Option Agreement with Jack Stein dated March 15, 2002
10.20	Stock Option Agreement with Thomas L. Crom dated March 15, 2002
21	List of subsidiaries
_____________________
(1)   Incorporated by reference to our proxy materials filed July 3, 2001
(2)   Incorporated by reference to our registration statement on Form S-8, file no. 333-75474.
(3)   Incorporated by reference to our Annual Report on Form 20-F for the fiscal year ended March 31, 1999, file no. 0-29260.
(4)   Incorporated by reference to our Registration Statement on Form SB-2, file no. 333-59222.
(5)   Incorporated by reference to our Annual Report on Form 10-KSB for the fiscal year ended March 31, 2001.
(b)   Reports on Form 8-K: None.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TIMEBEAT.COM ENTERPRISES INC.
Dated: July 15, 2002	By: /s/ Alexander Vileshin
Alexander Vileshin, President

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Alexander Vileshin____________ Alexander Vileshin	Chief Executive Officer, President and Director (Principal Executive and Accounting Officer)	July 15, 2002
/s/ Thomas L. Crom_____________ Thomas L. Crom	Director, Chief Financial Officer and Secretary (Principal Financial Officer)	July 12, 2002
/s/ Jack Stein__________________ Jack Stein	Director	July 12, 2002

Financial Statements

TIMEBEAT.COM ENTERPRISES INC.

CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in United States Dollars)

MARCH 31, 2002

F - 1

DAVIDSON & COMPANY	A Partnership of Incorporated Professionals
===Chartered Accountants==================================

INDEPENDENT AUDITORS' REPORT

To the Stockholders and the Board of Directors
Timebeat.com Enterprises Inc.
(Expressed in United States dollars)

We have audited the accompanying consolidated balance sheets of Timebeat.com Enterprises Inc. as at March 31, 2002 and 2001 and the related consolidated statements of operations, stockholders' equity and cash flows for the years ended March2002 and 2001. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards in the United States of America. Those standards require that we plan and perform an audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, these consolidated financial statements present fairly, in all material respects, the financial position of the Company as at March 31, 2002 and 2001 and the results of its operations and its cash flows for the years ended March 31, 2002 and 2001 in conformity with generally accepted accounting principles in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company does not have the necessary working capital for its planned activity. This matter raises substantial doubt about the Company’s ability to continue as a going concern. Management's plans in regards to this matter is discussed in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

“DAVIDSON & COMPANY”

Vancouver, Canada	Chartered Accountants

June 6, 2002

A Member of SC INTERNATIONAL

1200 - 609 Granville Street, P.O. Box 10372, Pacific Centre, Vancouver, BC, Canada, V7Y 1G6
Telephone (604) 687-0947 Fax (604) 687-6172

F - 2

TIMEBEAT.COM ENTERPRISES INC.
CONSOLIDATED BALANCE SHEETS
(Expressed in United States dollars)
AS AT MARCH 31

	2002	2001

ASSETS

Current
Cash and cash equivalents	$ 4,552	$ 35,044
Receivables	32,489	70,333
Due from related parties (Note 4a)	-	74,454
Inventory	182,167	182,546
Prepaid expenses	38,746	1,250

Total current assets	257,954	363,627

Investment in web-sites	-	3,500
Restricted term deposits (Note 6)	-	12,692
Capital assets (Note 7)	17,445	23,156

Total assets	$ 275,399	$ 402,975

LIABILITIES AND STOCKHOLDERS' EQUITY

Current
Accounts payable and accrued liabilities	$ 115,461	$ 168,336
Due to related parties (Note 4b)	59,000	106,445
Stock subscriptions received	63,501	40,041

Total current liabilities	237,962	314,822

Stockholders' equity
Common stock (Note 8)
Authorized
100,000,000 common shares with a par value of $0.001 per share
Issued and outstanding
18,702,103 common shares (2001 – 16,511,204)	18,702	16,511
Additional paid-in capital	15,570,667	14,668,080
Stock subscriptions receivable (Note 8)	(86,500)	-
Deferred stock-based compensation (Note 9)	(153,097)	(152,034)
Cumulative translation adjustment	45,800	45,800
Deficit	(15,358,135)	(14,490,204)

Total stockholders' equity	37,437	88,153

Total liabilities and stockholders’ equity	$ 275,399	$ 402,975

Nature of operations (Note 1)

The accompanying notes are an integral part of these consolidated financial statements.

F - 3

TIMEBEAT.COM ENTERPRISES INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Expressed in United States dollars)
YEAR ENDED MARCH 31

	2002	2001

SALES	$ 109,779	$ 57,287

COST OF GOODS SOLD	(83,381)	(35,095)

GROSS MARGIN	26,398	22,192

GENERAL AND ADMINISTRATIVE EXPENSES
Advertising and promotion	42,113	23,831
Bad debts	4,938	20,097
Commitment fees	14,578	518,220
Depreciation	5,711	7,407
Foreign exchange loss	5,489	13,340
Management and consulting fees	392,869	286,937
Mineral property costs (Note 5)	-	219,592
Office, secretarial and administration	21,847	16,216
Professional fees	127,091	81,713
Rent	26,300	36,836
Salaries and benefits	61,817	80,535
Telephone, fax and utilities	28,808	18,871
Transfer agent and regulatory fees	5,711	17,063
Travel and investor relations	23,943	85,097
Web-site development	115,691	60,380

	(876,906)	(1,486,135)

Loss before other items	(850,508)	(1,463,943)

OTHER ITEMS
Interest and other income	12,539	17,772
Settlement of lawsuit (Note 10a)	(12,990)	-
Write-down of inventory	(13,472)	-
Write-down of investment in web-sites	(3,500)	-

	(17,423)	17,772

Loss for the year	$ (867,931)	$ (1,446,171)

Basic and diluted loss per share	$ (0.05)	$ (0.09)

Weighted average number of shares outstanding	18,001,733	16,269,808

The accompanying notes are an integral part of these consolidated financial statements
.

F - 4

TIMEBEAT.COM ENTERPRISES INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
(Expressed in United States dollars)

	Issued
	Number of Shares	Amount	Additional Paid-in Capital	Stock Subscriptions Receivable	Deferred Stock-based Compensation	Cumulative Translation Adjustment	Deficit	Total Shareholders’ Equity

Balance, March 31, 2000	16,217,202	$ 16,217	$ 13,750,524	$ -	$ -	$ 45,800	$ (13,044,033)	$ 768,508

Common stock issued for cash:
Exercise of options	5,000	5	2,302	-	-	-	-	2,307
Private placements	289,002	289	86,412	-	-	-	-	86,701
Stock-based compensation on issuance of warrants	-	-	518,220	-	-	-	-	518,220
Stock-based compensation on granting and repricing of stock options	-	-	158,588	-	-	-	-	158,588
Deferred stock-based compensation on granting of stock options	-	-	152,034	-	(152,034)	-	-	-
Loss for the year	-	-	-	-	-	-	(1,446,171)	(1,446,171)

Balance, March 31, 2001	16,511,204	16,511	14,668,080	-	(152,034)	45,800	(14,490,204)	88,153

Common stock issued for cash:
Exercise of options	130,666	131	35,282	-	-	-	-	35,413
Private placements	1,842,833	1,843	551,007	(86,500)	-	-	-	466,350
Common stock issued for
debt settlements	167,400	167	73,651	-	-	-	-	73,818
Common stock issued to consultants
for services	50,000	50	24,616	-	-	-	-	24,666
Stock-based compensation on issuance of warrants	-	-	14,578	-	-	-	-	14,578
Stock-based compensation on granting,
repricing and cancellation of stock options	-	-	203,453	-	(203,453)	-	-	-
Amortization of deferred stock-based
compensation	-	-	-	-	202,390	-	-	202,390
Loss for the year	-	-	-	-	-	-	(867,931)	(867,931)

Balance, March 31, 2002	18,702,103	$ 18,702	$ 15,570,667	$ (86,500)	$ (153,097)	$ 45,800	$ (15,358,135)	$ 37,437

The accompanying notes are an integral part of these consolidated financial statements.

F - 5

TIMEBEAT.COM ENTERPRISES INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Expressed in United States dollars)
YEARS ENDED MARCH 31

	2002	2001

CASH FLOWS FROM OPERATING ACTIVITIES
Loss for the year	$ (867,931)	$ (1,446,171)
Items not affecting cash:
Depreciation	5,711	7,407
Stock-based compensation	216,968	676,808
Common stock issued for services	24,666	-
Write-down of inventory	13,472	-
Write-down of investment in web-sites	3,500	-
Accrued web-site development and management fees to related parties	59,000	-

Changes in non-cash working capital items:
(Increase) decrease in receivables	37,844	(9,775)
(Increase) decrease in due from related parties	74,454	(10,042)
Increase in inventory	(13,093)	(98,675)
Increase in prepaid expenses	(37,496)	(1,250)
Increase in accounts payable and accrued liabilities	33,635	128,510

Cash used in operating activities	(449,270)	(753,188)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds on issuance of common stock	461,722	89,008
Due to related parties	(106,445)	(50,351)
Stock subscriptions received	63,501	40,041

Cash provided by financing activities	418,778	78,698

CASH FLOWS FROM INVESTING ACTIVITIES
Investment in web-sites	-	(3,500)
Acquisition of capital assets	-	(7,720)
Restricted term deposits	-	128,307

Cash provided by investing activities	-	117,087

Decrease in cash and cash equivalents during the year	(30,492)	(557,403)

Cash and cash equivalents, beginning of year	35,044	592,447

Cash and cash equivalents, end of year	$ 4,552	$ 35,044

Cash paid during the year for interest expense	$ -	$ -

Cash paid during the year for income taxes	$ -	$ -

Supplemental disclosure for cash flows (Note 11)

The accompanying notes are an integral part of these consolidated financial statements

.

F - 6

TIMEBEAT.COM ENTERPRISES INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in United States dollars)
MARCH 31, 2002

1.    NATURE OF OPERATIONS

The Company was incorporated on May 23, 1985 under the laws of the Province of British Columbia, Canada and subsequently continued to the Yukon Territory, Canada in September of 1999 and further continued to the state of Nevada on October 16, 2001. In connection with becoming a Nevada corporation, the Company's authorized capital stock changed from 100,000,000 shares of common stock with no par value to 100,000,000 shares of common stock with a par value of $0.001 per share. The Company's principal business activity includes the operation of e-commerce retail web-sites specializing in sales of watches, fine jewelry as well as clothing and related products for teens and young adults.

During the year ended March 31, 2001, the Company decided to discontinue the exploration of its mineral properties and, accordingly, was no longer considered an exploration stage company. However, the Company intends to maintain its mineral property interests to the extent possible pending future upturns in the commodities and junior resource markets.

2.    GOING CONCERN

These consolidated financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America with the on-going assumption that the Company will be able to realize its assets and discharge its liabilities in the normal course of business. However, certain conditions noted below currently exist which raise substantial doubt about the Company's ability to continue as a going concern. These consolidated financial statements do not include any adjustments to the amounts and classifications of assets and liabilities that might be necessary should the Company be unable to continue as a going concern.

The operations of the Company have primarily been funded by the issuance of common stock. Continued operations of the Company are dependent on the Company's ability to complete equity financings and/or generate profitable operations in the future. Management's plan in this regard is to secure additional funds through future equity financings.

	2002	2001

Deficit	$ (15,358,135)	$ (14,490,204)
Working capital	19,992	48,805

3.    SIGNIFICANT ACCOUNTING POLICIES

The Company has prepared these consolidated financial statements in conformity with generally accepted accounting principles in the United States of America. The significant accounting policies adopted by the Company are as follows:

F - 7

TIMEBEAT.COM ENTERPRISES INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in United States dollars)
MARCH 31, 2002

3.    SIGNIFICANT ACCOUNTING POLICIES (cont'd...)

Principles of consolidation

These consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, Timebeat.com Inc. All significant inter-company balances and transactions have been eliminated upon consolidation.

Use of estimates

The preparation of consolidated financial statements in conformity with generally accepted accounting principles of United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the year. Actual results could differ from those estimates.

Foreign currency translation and reporting currency

Transaction amounts denominated in foreign currencies are translated at exchange rates prevailing at transaction dates. Carrying values of monetary assets and liabilities are adjusted at each balance sheet date to reflect the exchange rate at that date. Non monetary assets and liabilities are translated at the exchange rate on the original transaction date. Gains and losses from restatement of foreign currency monetary and non-monetary assets and liabilities are included in income. Revenues and expenses are translated at the rates of exchange prevailing on the dates such items are recognized in earnings.

For periods prior to April 1, 2000, the Company’s functional currency was the Canadian dollar. Accordingly, any related exchange gains or losses prior to April 1, 2000 have been recorded in a separate component of shareholders' equity as a cumulative translation adjustment.

Cash and cash equivalents

Cash and cash equivalents include highly liquid investments with original maturities of three months or less.

Inventory

Inventory is valued at the lower of cost and net realizable value. Cost is determined using the specific item method for watches and jewelry and using the weighted average method for clothing and related products.

Web-site acquisition and development costs

Web-site acquisition and development costs incurred in the preliminary project stage are expensed as incurred. The Company capitalizes certain costs incurred in the developing or obtaining of internal use software used in the web-site. Capitalized costs are amortized over the assets estimated useful life.

Capital assets

Capital assets are recorded at cost and are depreciated over their estimated useful lives using the following methods:

Office equipment	20% declining balance
Computer equipment	30% declining balance
Computer software	30% declining balance

F - 8

TIMEBEAT.COM ENTERPRISES INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in United States dollars)
MARCH 31, 2002

3.    SIGNIFICANT ACCOUNTING POLICIES (cont'd...)

Stock-based compensation

Statement of Financial Accounting Standards No. 123 ("SFAS 123"), "Accounting for Stock-Based Compensation", encourages, but does not require, companies to record compensation cost for stock-based employee compensation plans at fair value. The Company has chosen to account for employee stock-based compensation using SFAS 123. Accordingly, compensation cost for employee stock options is measured based on the fair value of the stock options granted.

The Company accounts for stock-based compensation issued to non-employees in accordance with the provisions of SFAS 123 and the Emerging Issues Task Force Issue No. 96-18, "Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring or in Conjunction with Selling, Goods or Services".

Accounting for impairment of long-lived assets and for long-lived assets to be disposed of

Long-lived assets to be held and used by the Company are continually reviewed to determine whether any events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. For long-lived assets to be held and used, the Company bases its evaluation on such impairment indicators as the nature of the assets, the future economic benefit of the assets, any historical or future profitability measurements, as well as other external market conditions or factors that may be present. In the event that facts and circumstances indicate that the carrying amount of an asset may not be recoverable and an estimate of future undiscounted cash flows is less than the carrying amount of the asset, an impairment loss will be recognized.

Mineral properties

Costs of acquisition, exploration, carrying and retaining unproven mineral properties are expensed as incurred.

Income taxes

A deferred tax asset or liability is recorded for all temporary differences between financial and tax reporting and net operating loss carryforwards. Deferred tax expenses (benefits) result from the net change during the period of deferred tax assets and liabilities.

Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

Revenue recognition

Revenue from the sale of watches, fine jewellery and clothing is recognized when the goods are shipped and invoiced and collection is reasonably assured.

Loss per share

Basic loss per share is computed by dividing loss atrributable to common shareholders by the weighted average number of shares of common stock outstanding during the period. Diluted loss per share takes into consideration shares of common stock outstanding (computed under basic loss per share) and potentially dilutive shares of common stock. Diluted loss per share is not presented separately from loss per share as the exercise of any options and warrants would be anti-dilutive.

F - 9

TIMEBEAT.COM ENTERPRISES INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in United States dollars)
MARCH 31, 2002

3.    SIGNIFICANT ACCOUNTING POLICIES (cont’d...)

New accounting pronouncements

In June 2001, the Financial Accounting Standards Board ("FASB") approved the issuance of Statements of Financial Accounting Standards No. 141, "Business Combinations" ("SFAS 141") and Statements of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). SFAS 141 requires that all business combinations be accounted for using the purchase method of accounting making the use of the pooling-of-interest method prohibited. This statement also establishes criteria for separate recognition of intangible assets acquired in a purchase business combination. SFAS 141 is effective for business combinations completed after June 30, 2001. SFAS 142 requires that goodwill no longer be amortized to earnings, but instead be reviewed for impairment. The statement is effective for fiscal years beginning after December 15, 2001, and is required to be applied at the beginning of an entity's fiscal year and to be applied to all goodwill and other intangible assets recognized in its financial statements at that date. Impairment losses for goodwill and indefinite-lived intangible assets that arise due to the initial application of this statement (resulting from a transitional impairment test) are to be reported as resulting from a change in accounting principle. Under an exception to the date at which this statement becomes effective, goodwill and intangible assets acquired after June 30, 2001, will be subject immediately to the non-amortization and amortization provisions of this statement.

In July 2001, FASB issued Statements of Financial Accounting Standards No. 143 "Accounting for Asset Retirement Obligations" ("SFAS 143") that records the fair value of the liability for closure and removal costs associated with the legal obligations upon retirement or removal of any tangible long-lived assets. The initial recognition of the liability will be capitalized as part of the asset cost and depreciated over its estimated useful life. SFAS 143 is required to be adopted effective January 1, 2003.

In October 2001, FASB issued Statements of Financial Accounting Standards No. 144, "Accounting for the Impairment on Disposal of Long-lived Assets" ("SFAS 144"), which supersedes Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to be Disposed of". SFAS 144 requires that long-lived assets that are to be disposed of by sale be measured at the lower of book value or fair value less cost to sell. Additionally, SFAS 144 expands the scope of discontinued operations to include all components of an entity with operations that (1) can be distinguished from the rest of the entity and (2) will be eliminated from the ongoing operations of the entity in a disposal transaction. SFAS 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001, and, generally, its provisions are to be applied prospectively.

The adoption of these new pronouncements is not expected to have a material effect on the Company's consolidated financial position or results of operations.

Comparative figures

Certain comparative figures have been reclassified to conform with the current period’s presentation.

F - 10

TIMEBEAT.COM ENTERPRISES INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in United States dollars)
MARCH 31, 2002

4.    RELATED PARTY TRANSACTIONS

a)    Amounts due from related parties consist of the following:

	2002	2001

Due from a director	$ -	$ 3,000
Due from a company controlled by a director	-	32,084
Due from a company subject to significant influence by a director	-	39,370

	$ -	$ 74,454

Amounts due from related parties are unsecured, non-interest bearing with no fixed terms of repayment.

b)    Amounts due to related parties consist of the following:

	2002	2001

Due to directors	$ -	$ 1,988
Due to companies controlled by directors and persons related to directors	59,000	65,017
Due to a company subject to significant influence by a director	-	39,440

	$ 59,000	$ 106,445

Amounts due to related parties are unsecured, non-interest bearing with no fixed terms of repayment.

c)    The following amounts were paid or accrued to directors and companies controlled by directors and former directors or persons related to directors:

	2002	2001

Management and consulting fees	$ 278,064	$ 174,418
Rent	13,790	8,200

	$ 291,854	$ 182,618

Management and consulting fees include $82,976 (2001 - $48,669) of stock-based compensation.

F - 11

TIMEBEAT.COM ENTERPRISES INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in United States dollars)
MARCH 31, 2002

4.    RELATED PARTY TRANSACTIONS (cont’d...)

d)    The Company's watch and jewelry website is operated by a company controlled by a director and officer of the Company. Significant transactions with this company not disclosed elsewhere in these consolidated financial statements are as follows:

	2002	2001

Sales	$ -	$ 26,812
Purchases	17,736	9,054
Rent	6,000	19,500
Salaries and wages	1,981	57,475
Web-site development	50,000	-

e)    The Company issued 189,000 shares valued at $0.37 per share and 62,500 shares at $0.45 per share to settle debts in the amount of $35,125 owing to directors and companies controlled by directors.

These transactions are in the normal course of operations and are measured at the exchange amount, which is the amount of consideration established and agreed to by the related parties.

5.    MINERAL PROPERTIES

During the year ended March 31, 2001, the Company discontinued its mineral exploration activities. However, the Company continues to hold the following mineral property interests:

a)    The J.D. Gold Silver claims located in the Omineca Mining Division in the Province of British Columbia.

b)    The Al and certain Lawyers claims located in the Omineca Mining Division in the Province of British Columbia. These claims remain subject to the various production and net profit royalties and net smelter returns ranging from 0.1% to 15%.

The majority of the mineral property costs incurred during the year ended March 31, 2001 related to environmental reclamation costs.

6.    RESTRICTED TERM DEPOSITS

The restricted term deposits consist of funds placed on deposit in favor of the Province of British Columbia in Canada with respect to possible future reclamation costs relating to the Company’s mineral properties. During the current year, the deposits of $12,692 were assigned to a claimant as part of a lawsuit settlement (Note 10a).

F - 12

TIMEBEAT.COM ENTERPRISES INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in United States dollars)
MARCH 31, 2002

7.    CAPITAL ASSETS

	March 31, 2002			March 31, 2001
	Cost	Accumulated Depreciation	Net Book Value	Cost	Accumulated Depreciation	Net Book Value

Office equipment	$ 7,093	$ 3,030	$ 4,063	$ 7,093	$ 2,119	$ 4,974
Computer equipment	22,075	12,319	9,756	22,075	8,824	13,251
Computer software	7,161	3,535	3,626	7,161	2,230	4,931

	$ 36,329	$ 18,884	$ 17,445	$ 36,329	$ 13,173	$ 23,156

8.    COMMON STOCK

Common shares

In June 2001, the Company issued 505,000 units pursuant to private placement agreements at $0.30 per unit for total proceeds of $151,500, of which $40,041 was received in advance as of March 31, 2001. Each unit consists of one share of common stock and one non-transferable share purchase warrant. Each warrant entitles the holder to purchase one share of common stock of the Company at a price of $0.30 per share until January 12, 2002 (expired), and at $0.375 per share until January 12, 2003.

In September 2001, the Company issued 919,166 units pursuant to private placement agreements at $0.30 per unit for total proceeds of $275,750, of which $86,500 is still receivable as of March2002. Each unit consists of one share of common stock and one non-transferable share purchase warrant. Each warrant entitles the holder to purchase one share of common stock of the Company at a price of $0.30 per share until January 12, 2002 (expired), and at $0.375 per share until January 12, 2003.

In December 2001 the Company issued 18,900 shares of common stock at $0.37 per share and 148,500 shares of common stock at $0.45 per share to settle debts in the amount of $73,818.

In December 2001, the Company issued 50,000 shares of common stock to a consultant with a fair value of $24,666 as consideration for advertising and promotion services.

In February 2002, the Company issued 418,667 units pursuant to private placement agreements at $0.30 per unit for total proceeds of $125,600. Each unit consists of one share of common stock and one non-transferable share purchase warrant. Each warrant entitles the holder to purchase one share of common stock of the Company at a price of $0.30 per share until January 12, 2003, and at $0.375 per share until January 12, 2004.

Additional paid-in capital

On becoming a Nevada corporation (Note 1), a par value of $0.001 was assigned to the Company's shares. The consolidated statement of stockholders' equity has been restated to give retroactive recognition of the par value for all periods presented by reclassifying amounts in excess of par value to additional paid-in capital.

    The excess of proceeds received for common shares over their par value of $0.001, less share issue costs, is credited to additional paid-in capital.

F - 13

TIMEBEAT.COM ENTERPRISES INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in United States dollars)
MARCH 31, 2002

8.    COMMON STOCK (cont’d...)

Warrants

Following is a summary of the status of share purchase warrants outstanding as at March 31, 2002:

Number of Shares	Exercise Price	Expiry Date

1,713,168	$ 0.375	January 12, 2003
418,667	0.30	January 12, 2003
	then at 0.375	January 12, 2004
760,000	0.75	July 10, 2005
144,000	0.75	July 10, 2005
90,400	0.3438	April 10, 2006

9.    STOCK-BASED COMPENSATION

The Company has established a share purchase option plan whereby the board of directors may, from time to time, grant options aggregating up to 3,200,000 shares of the Company to directors, officers, employees or consultants. The maximum term of any option granted is five years.

Following is a summary of stock option activity:

	Number of Shares	Weighted Average Exercise Price

Outstanding at March 31, 2000	2,481,000	$ 1.23

Granted	505,000	0.54
Cancelled on repricing	(1,760,000)	1.44
Issued on repricing	1,760,000	0.52
Cancelled	(1,060,000)	0.67
Exercised	(5,000)	0.51

Outstanding at March 31, 2001	1,921,000	$ 0.53

Exercisable at March 31, 2001	982,002	$ 0.54

Weighted average fair value of options granted during the year	$ 0.58

- continued   -

F - 14

TIMEBEAT.COM ENTERPRISES INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in United States dollars)
MARCH 31, 2002

9.    STOCK-BASED COMPENSATION (cont’d...)

	Number of Shares	Weighted Average Exercise Price

Continued...

Outstanding at March 31, 2001	1,921,000	$ 0.53

Granted	1,274,000	0.39
Cancelled on repricing	(64,000)	0.48
Issued on repricing	64,000	0.22
Cancelled	(404,334)	0.40
Exercised	(130,666)	0.27

Outstanding at March 31, 2002	2,660,000	$ 0.42

Exercisable at March 31, 2002	1,849,167	$ 0.47

Weighted average fair value of options granted during the year	$ 0.17

Following is a summary of the status of options outstanding as at March 31, 2002:

Outstanding Options			Exercisable Options
Number of Shares	Exercise Price	Expiry Date	Number of Shares

304,000	CDN $	March 8, 2004	304,000
50,000	1.03	June 1, 2004	50,000
300,000	0.76	August 16, 2004	300,000
681,000	0.76	September 30, 2004	681,000
66,000	1.10	December 15, 2004	66,000
80,000	0.76	May 19, 2005	53,333
50,000	1.15	June 15, 2005	33,333
55,000	0.56	October 15 2005	36,667

50,000	US $	September 10, 2004	16,667
500	0.37	March 31, 2006	333
101,000	0.51	April 16, 2006	33,668
120,000	0.37	November 21, 2006	40,000
250,000	0.40	March 14, 2007	50,000
552,500	0.40	March 15, 2007	184,166

F - 15

TIMEBEAT.COM ENTERPRISES INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in United States dollars)
MARCH 31, 2002

9.    STOCK-BASED COMPENSATION (cont’d...)

The Company granted 1,274,000 (2001 - 450,000) options to consultants, Nil (2001 - 55,000) options to employees and repriced 64,000 (2001 - 1,760,000) options during the current year. Accordingly, the Company recorded stock-based compensation of $226,631 (2001 - $437,124) which is being amortized by charges to operations over the vesting periods of the options. The Company also cancelled 404,334 options (2001 - 1,060,000 options) and, accordingly, the unamortized balance of stock-based compensation of $23,178 (2001 - $126,502) was not recognized in these consolidated financial statements. The amount expensed for the granting of stock options during the year ended March2002 was $202,390 (2001 - $158,588). This amount has been recorded in the accompanying consolidated statement of operations as consulting fees of $188,263 (2001 - $154,566) and salaries and benefits of $14,127 (2000 - $4,022). A balance of $153,097 (2001 - $152,034) remains to be amortized to expense over the remaining term of the consultants' and employees' services which range over a period of two years.

The Company also issued a total of 90,400 (2001 - 904,000) warrants during the current year to a third party pursuant to investment agreements (Note 10c). Accordingly, the stock-based compensation recognized for the issuance of these warrants using the Black Scholes option pricing model was $14,578 (2001 - $518,220). The expense has been recorded as commitment fees in the accompanying consolidated statements of operations.

The Company uses the Black-Scholes option pricing model to determine the fair value of options and similar instruments granted at the issuance date. In determining the fair value, the following assumptions were used:

	2002	2001

Risk free interest rate	3.5%	6.41%
Expected life	3 years	3 years
Expected volatility	80% - 91%	123% - 227%
Expected dividends	-	-

10.    CONTINGENCIES AND COMMITMENTS

a)    A joint claim against the Company for mineral property work was settled during the current year. The settlement resulted in the Company incurring costs of $12,990 in addition to the $24,703 previously accrued by the Company for this claim. As part of the settlement, the Company assigned restricted term deposits of $12,692 (Note 6) to the claimant.

b)    The Company is not aware of any liabilities related to environmental protection and rehabilitation costs with respect to its mineral properties. However, due to the nature of the Company's former exploration business there is no assurance that such a liability will not arise in the future.

c)    The Company has passed various resolutions related to investment agreements with Swartz Private Equity LLC (“Swartz”) for raising proceeds through stock issuances of up to $25,000,000 with Swartz. The agreements contain conditions that the Company meet certain listing and pricing requirements for its stock. Funds will be made available subject to the Company meeting these and other conditions. As consideration, the Company granted warrants to purchase 760,000 and 144,000 shares exercisable at $0.75 per share until July 10, 2005 during the year ending March2001 and warrants to purchase 90,400 shares exercisable at $0.3438 until April 10, 2006 during the year ended March 31, 2002 (Note 9).

F - 16

TIMEBEAT.COM ENTERPRISES INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in United States dollars)
MARCH 31, 2002

11.    SUPPLEMENTAL DISCLOSURE FOR CASH FLOWS

Significant non-cash transactions for the year ended March 31, 2002, consisted of:

a)    The Company issuing 167,400 shares of common stock in exchange for settling debts of $73,818.

b)    The Company assigning restricted term deposits of $12,692 in exchange for settling an outstanding claim (Note 10a).

c)    The Company issuing 50,000 shares of common stock with a value of $24,666 to a consultant as consideration for services provided.

d)    The Company issuing shares of common stock in the amount of $40,041 in exchange for stock subscriptions received previously of $40,041.

e)    The Company issuing 288,333 shares of common stock in the amount of $86,500 in exchange for stock subscriptions receivable of $86,500.

There were no significant non-cash transactions for the year ended March 31, 2001.

12.    INCOME TAXES

A reconciliation of income taxes at statutory rates with reported taxes is as follows:

	2002	2001

Loss before income taxes	$ (867,931)	$ (1,446,171)

Income tax recovery	$ 306,289	$ 644,992
Resource expenditures capitalized for tax purposes	-	(97,938)
Stock-based compensation not recognized for tax purposes	(76,715)	(301,856)
Other items	(10,136)	(9,121
Unrecognized benefit of net operating losses	(219,438)	(225,429)

	$ -	$ -

F - 17

TIMEBEAT.COM ENTERPRISES INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in United States dollars)
MARCH 31, 2002

12.    INCOME TAXES (cont'd...)

The Company's deferred tax assets are as follows:

	2002	2001

Deferred tax assets
Resource expenditure pools	$ 1,317,618	$ 1,362,984
Other assets	7,961	9,674
Operating losses available for future periods	1,164,305	1,268,142

	2,489,884	2,640,800
Valuation allowance	(2,489,884)	(2,640,800)

Net deferred tax assets	$	$ -

The Company has not recorded in these consolidated financial statements the income tax benefits of approximately $962,000 of operating losses which may be applied to reduce taxable income in future years. These losses will expire commencing in 2020.

Subject to certain restrictions, the Company also has approximately $2,954,000 of Canadian resource expenditures and $1,771,000 of losses available to reduce Canadian taxable income in future years.

The possible income tax benefits of these various losses and resource deductions have been offset by a valuation allowance and have not been reflected in these consolidated financial statements.

13.    SEGMENTED INFORMATION

The Company operates in the business of selling jewelry, watches and clothing and related products through e-commerce retail web-sites. For the year ended March 31, 2002, substantially all of the Company's activity related to e-commerce retail websites. For the year ended March 31, 2001, all of the Company’s activities related to e-commerce retail websites except for mineral property expenditures of $219,592.

The Company operates in two geographic segments being Canada and the United States of America.

Segmented geographic information for the year ended March 31, 2002 is as follows:

	Canada	U.S.A.	Total

Capital assets	$ 3,235	$ 14,210	$ 17,445
Total assets	7,157	268,242	275,399
Sales	-	109,779	109,779
Depreciation	1,039	4,672	5,711
Loss	470,234	397,697	867,931

F - 18

TIMEBEAT.COM ENTERPRISES INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in United States dollars)
MARCH 31, 2002

13.    SEGMENTED INFORMATION (cont’d...)

Segmented geographic information for the year ended March 31, 2001 is as follows:

	Canada	U.S.A.	Total

Capital assets	$ 4,275	$ 18,881	$ 23,156
Total assets	49,889	353,086	402,975
Sales	-	57,287	57,287
Depreciation	1,472	5,935	7,407
Loss	1,145,234	300,937	1,446,171

14.    FINANCIAL INSTRUMENTS

The Company's financial instruments consist of cash and cash equivalents, receivables, accounts payable and accrued liabilities, amounts due to related parties, stock subscriptions received and stock subscriptions receivable. Unless otherwise noted, it is management's opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments. The fair value of these financial instruments approximate their carrying values, unless otherwise noted.

15.    SUBSEQUENT EVENTS

The following events occurred subsequent to March 31, 2002:

a)	The Company issued 97,666 shares of common stock for proceeds of $34,903 on the exercise of stock options.
b)	The Company completed a private placement consisting of 315,000 units for proceeds of $94,500, of which $63,501 had been received as of March 31, 2002. Each unit consists of one share of common stock and one share purchase warrant entitling the holder to acquire one share of common stock at a price of $0.35 per share until April 20, 2003 and at $0.37 per share until April2004.

c)	In May 2002, the Company authorized private placements of 400,000 units and 750,000 units at a price of $0.45 per unit. Each unit consists of one share of common stock and one share purchase warrant. Each share purchase warrant entitles the holder to acquire one additional share of common stock at a price of $0.45 per share for a period of two years. No units have been subscribed for under these private placements.

F - 19

Exhibit 10.19 - Stock Option Agreement with Jack Stein

This STOCK OPTION AGREEMENT is made as of March 15, 2002

BETWEEN:
Timebeat.com Enterprises Inc. a body corporate duly incorporated in the State of Nevada and having its office at 711 Carson Street, Suite 4, Carson City, Nevada 89701 and P.O. Box 9, Payson AZ 85547-0009
(the Company)
OF THE FIRST PART

AND:        Jack Stein, an individual with an address at 2720 Hancock Rd., W. Palm Beach FL 33411

(the Optionee)

OF THE SECOND PART

WHEREAS the Company wishes to encourage the best efforts of the Optionee and to recognize the optionees efforts by granting to the Optionee an option to purchase shares in the capital stock of the Company.

NOW THEREFORE in consideration of the mutual covenants and agreements herein, the parties agree as follows:

1.    For the purposes of this Agreement, all references to the Company will include all subsidiaries, if any, of the Company.

2.    The Optionee represents and warrants that the Optionee is one or more of the following (any of which are referred to herein as a qualifying relationship):

a)    a Director of the Company;

b)    a Senior Officer (as that term is defined in the Securities Exchange Commission (SEC) o (the Act) of the Company; and/or

c)    An employee of the Company, or a corporation providing services to the Company, by meeting the criteria of one of the following categories:

(i)    The Company, is making employee deductions at source for the Optionee (e.g.: Income Tax, E.I., C.P.P., Social Security );

(ii)    The Optionee is a full-time dependent contractor spending approximately 35 hours or more per week working for the Company, and carrying out all such work under the control and direction of Companys management; or

(iii)    The Optionee is a part-time dependent contractor obligated to spend a particular number of hours per week working for the Company, and carries out all such work under the control and direction of Companys management;

(d)	An individual or a Company wholly owned by an individual who is an affiliate of the Issuer
(i)	provides ongoing consulting services to the Issuer under a written contract;
(ii)	possesses technical, business or management expertise of value to the Issuer or an affiliate of the Issuer;
(iii)	spends a significant spends a significant amount of time and attention on the business and affairs of the Issuer or an affiliate of the Issuer; and
(iv)	has a relationship with the Issuer as an affiliate of the Issuer that enables the individual to be knowledgeable about the business and affairs of the Issuer.

3.    If the Optionee is a corporation, the Optionee represents and warrants that:

a)    All of the issued and outstanding voting shares of the Optionee are beneficially owned by the Director, Senior Officer, Consultant, or individual who carries out the Optionees work on behalf of the Company; and

b)    The execution of this agreement and all related documents by the Optionee have been duly authorized, and the Optionee has the full power and capacity to enter into this Agreement.

4.    Subject to the provisions of the Agreement, the Company hereby grants to the Optionee an option (the Option) to purchase all or any portion of 452,500 fully paid common shares (the Optioned Shares) of the Company from treasury, exercisable at the price of US $0.40 per share (the "Exercise Price"), on or before March 15, 2007, (the Expiry Date).

5.    Subject to the provisions of this agreement, the Option shall vest and become exercisable as follows:

a)    one-third of the Options shall vest upon the Original date of this Agreement (the Award Date); an additional one-third on the first anniversary of the Award Date; and the final one-third on the second anniversary of the Award Date.

6.    The Option is exercisable by notice in writing to the Company accompanied by a certified check in favor of the Company for the full amount of the purchase price of the shares being then purchased at least 24 hours in advance of the termination or expiry of the Option; provided that if the Optionee is an employee, the Optionee will have satisfied the conditions precedent, if any, to the exercise of the Option set out in any existing employment or services agreement between the parties. When due notice and payment are received, the Company covenants and agrees to issue and deliver to the Optionee share certificates in the name of the Optionee for the number of shares so purchased.

7.    This is an option agreement only and does not impose upon the Optionee any obligation to take up and pay for any of the Optioned Shares.

8.    The Option will not be transferable or assignable by the Optionee otherwise than by Will or the law of intestacy and the Option may be exercised during the lifetime of the Optionee only by the Optionee.

9.    If the Optionee should die while a Director, Senior Officer or employee of the Company, the Option may then be exercised by the legal heirs or personal representatives of the Optionee, to the same extent as if the Optionee were alive and a Director, Senior Officer or employee of the Company for a period not exceeding the earlier of 6 months after the death of the Optionee, or the Expiry Date but only for such shares as the Optionee was entitled to at the date of the death of the Optionee.

10.    Subject to paragraphs 9 and 11 hereof, the Option will terminate on the earlier of 30 days after the Optionee ceases to be in a qualifying relationship with the Company, and the Expiry Date. For greater certainty, the Option also terminates 30 days after the disposition of a controlling interest in a subsidiary, if such disposition severs the qualifying relationship of the Optionee to the Company.

11.    If the Optionees qualifying relationship to the Company is terminated by the Directors for cause, or terminated by regulatory sanction or by reason of judicial order, the Option will immediately expire. The Optionee acknowledges that the Company is under no obligation to provide advance notice of the termination of the Option.

12.    In the event of any subdivision, consolidation or other change in the share capital of the Company while any portion of the Option is outstanding, the number of shares under option to the Optionee and the price thereof will be adjusted in accordance with such subdivision, consolidation or other change in the share capital of the Company. The number of Optioned Shares will be reduced by dividing the number of outstanding Optioned Shares by the consolidation ratio, and multiplying the Exercise price by the consolidation ratio.

13.    The granting of the Option and any amendments hereto, will be subject to:

(a)  If the Optionee is an "insider" (as that term is defined in the Act, including Directors, Senior Officers and 10% or greater shareholders) of the Company, the approval of the shareholders of the Company unless blanket approval to the grant of options to insiders and any amendments thereto was obtained at the last shareholder's meeting of the Company, and the Option may not be exercised prior to the satisfaction of such conditions.

14.    The Optionee covenants and agrees to complete, execute and deliver to the Company such documents as may be necessary to carry out the intent of this Agreement.

15.    The company hereby covenants and agrees that it will reserve in its treasury sufficient shares to permit the issuance and allotment of shares to the Optionee in the event the Option is exercised.

16.    Time will be of the essence of this Agreement.

17.    Unless the Company has filed and maintained an SEC form S-8 covering the option share then if the optioned shares are issued to a resident of the United States they will be issued with the following legend: "These securities have not been registered under the Securities Act of 1933, as amended. They may not be sold, offered for sale, pledged or hypothecated in the absence of a registration statement in effect with respect to the securities under such Act or an opinion of counsel satisfactory to the Company that such registration is not required or unless sold pursuant to Rule 144 of such Act."

18.    This Agreement will enure to the benefit of or be binding upon the Company, its successors and assigns and the Optionee and the Optionee's personal representatives to the extent provided in paragraph 8.

IN WITNESS WHEREOF the parties have hereunto caused these presents to be executed as of the day and year first above written.

TIMEBEAT.COM ENTERPRISES INC.

Per:	______________________________
Authorized Signatory

EXECUTED by Jack Stein
	in the presence of:	)
)
)
)
	______________________________	)	_______________________
	Print Name	)
)
)
	______________________________	)
Signature
___________________________
Address

Exhibit 10.20 - Stock Option Agreement with Tom Crom

This STOCK OPTION AGREEMENT is made as of March 15, 2002

    BETWEEN:
Timebeat.com Enterprises Inc. a body corporate duly incorporated in the State of Nevada and having its office at 711 Carson Street, Suite 4, Carson City, Nevada 89701 and P.O. Box 9, Payson AZ 85547-0009
(the Company)
OF THE FIRST PART

AND:        Thomas L. Crom, an individual with an address at P.O. Box 9, Payson AZ 85547-0009

(the Optionee)

OF THE SECOND PART

WHEREAS the Company wishes to encourage the best efforts of the Optionee and to recognize the optionees efforts by granting to the Optionee an option to purchase shares in the capital stock of the Company.

NOW THEREFORE in consideration of the mutual covenants and agreements herein, the parties agree as follows:

1.    For the purposes of this Agreement, all references to the Company will include all subsidiaries, if any, of the Company.

2.    The Optionee represents and warrants that the Optionee is one or more of the following (any of which are referred to herein as a qualifying relationship):

a)    a Director of the Company;

b)    a Senior Officer (as that term is defined in the Securities Exchange Commission (SEC) o (the Act) of the Company; and/or

c)    An employee of the Company, or a corporation providing services to the Company, by meeting the criteria of one of the following categories:

(i)    The Company, is making employee deductions at source for the Optionee (e.g.: Income Tax, E.I., C.P.P., Social Security );

(ii)    The Optionee is a full-time dependent contractor spending approximately 35 hours or more per week working for the Company, and carrying out all such work under the control and direction of Companys management; or

(iii)    The Optionee is a part-time dependent contractor obligated to spend a particular number of hours per week working for the Company, and carries out all such work under the control and direction of Companys management;

d)	An individual or a Company wholly owned by an individual who is an affiliate of the Issuer
(v)	provides ongoing consulting services to the Issuer under a written contract;
(vi)	possesses technical, business or management expertise of value to the Issuer or an affiliate of the Issuer;

(vii)	spends a significant spends a significant amount of time and attention on the business and affairs of the Issuer or an affiliate of the Issuer; and

(viii)	has a relationship with the Issuer as an affiliate of the Issuer that enables the individual to be knowledgeable about the business and affairs of the Issuer.

3.    If the Optionee is a corporation, the Optionee represents and warrants that:

a)    All of the issued and outstanding voting shares of the Optionee are beneficially owned by the Director, Senior Officer, Consultant, or individual who carries out the Optionees work on behalf of the Company; and

b)    The execution of this agreement and all related documents by the Optionee have been duly authorized, and the Optionee has the full power and capacity to enter into this Agreement.

4.    Subject to the provisions of the Agreement, the Company hereby grants to the Optionee an option (the Option) to purchase all or any portion of 100,000 fully paid common shares (the Optioned Shares) of the Company from treasury, exercisable at the price of US $0.40 per share (the "Exercise Price"), on or before March 15, 2007, (the Expiry Date).

5.    Subject to the provisions of this agreement, the Option shall vest and become exercisable as follows:

a)    one-third of the Options shall vest upon the Original date of this Agreement (the Award Date); an additional one-third on the first anniversary of the Award Date; and the final one-third on the second anniversary of the Award Date.

6.    The Option is exercisable by notice in writing to the Company accompanied by a certified check in favor of the Company for the full amount of the purchase price of the shares being then purchased at least 24 hours in advance of the termination or expiry of the Option; provided that if the Optionee is an employee, the Optionee will have satisfied the conditions precedent, if any, to the exercise of the Option set out in any existing employment or services agreement between the parties. When due notice and payment are received, the Company covenants and agrees to issue and deliver to the Optionee share certificates in the name of the Optionee for the number of shares so purchased.

7.    This is an option agreement only and does not impose upon the Optionee any obligation to take up and pay for any of the Optioned Shares.

8.    The Option will not be transferable or assignable by the Optionee otherwise than by Will or the law of intestacy and the Option may be exercised during the lifetime of the Optionee only by the Optionee.

9.    If the Optionee should die while a Director, Senior Officer or employee of the Company, the Option may then be exercised by the legal heirs or personal representatives of the Optionee, to the same extent as if the Optionee were alive and a Director, Senior Officer or employee of the Company for a period not exceeding the earlier of 6 months after the death of the Optionee, or the Expiry Date but only for such shares as the Optionee was entitled to at the date of the death of the Optionee.

10.    Subject to paragraphs 9 and 11 hereof, the Option will terminate on the earlier of 30 days after the Optionee ceases to be in a qualifying relationship with the Company, and the Expiry Date. For greater certainty, the Option also terminates 30 days after the disposition of a controlling interest in a subsidiary, if such disposition severs the qualifying relationship of the Optionee to the Company.

11.    If the Optionees qualifying relationship to the Company is terminated by the Directors for cause, or terminated by regulatory sanction or by reason of judicial order, the Option will immediately expire. The Optionee acknowledges that the Company is under no obligation to provide advance notice of the termination of the Option.

12.    In the event of any subdivision, consolidation or other change in the share capital of the Company while any portion of the Option is outstanding, the number of shares under option to the Optionee and the price thereof will be adjusted in accordance with such subdivision, consolidation or other change in the share capital of the Company. The number of Optioned Shares will be reduced by dividing the number of outstanding Optioned Shares by the consolidation ratio, and multiplying the Exercise price by the consolidation ratio.

13.    The granting of the Option and any amendments hereto, will be subject to:

(a)    If the Optionee is an insider (as that term is defined in the Act, including Directors, Senior Officers and 10% or greater shareholders) of the Company, the approval of the shareholders of the Company unless blanket approval to the grant of options to insiders and any amendments thereto was obtained at the last shareholders meeting of the Company, and the Option may not be exercised prior to the satisfaction of such conditions.

14.    The Optionee covenants and agrees to complete, execute and deliver to the Company such documents as may be necessary to carry out the intent of this Agreement.

15.    The company hereby covenants and agrees that it will reserve in its treasury sufficient shares to permit the issuance and allotment of shares to the Optionee in the event the Option is exercised.

16.    Time will be of the essence of this Agreement.

17.    Unless the Company has filed and maintained an SEC form S-8 covering the option share then if the optioned shares are issued to a resident of the United States they will be issued with the following legend:
"These securities have not been registered under the Securities Act of 1933, as amended. They may not be sold, offered for sale, pledged or hypothecated in the absence of a registration statement in effect with respect to the securities under such Act or an opinion of counsel satisfactory to the Company that such registration is not required or unless sold pursuant to Rule 144 of such Act."

18.    This Agreement will enure to the benefit of or be binding upon the Company, its successors and assigns and the Optionee and the Optionees personal representatives to the extent provided in paragraph 8.

IN WITNESS WHEREOF the parties have hereunto caused these presents to be executed as of the day and year first above written.

TIMEBEAT.COM ENTERPRISES INC.

Per:	______________________________
Authorized Signatory

EXECUTED by Thomas L. Crom
	in the presence of:	)
)
)
)
	______________________________	)	_______________________
	Print Name	)
)
)
	______________________________	)
Signature
___________________________
Address

Exhibit 10.21

EXHIBIT 21
LIST OF SUBSIDIARIES

Our only subsidiary is Timebeat.com Inc., a Nevada corporation, which does business under that name.