Form 10QSB
period 2002-06-30
TIMEBEAT COM ENTERPRISES INC /
filed 2002-08-20
CIK 1001808

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-QSB

(Mark One)
[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2002

[ ]	TRANSITION REPORT UNDER SECTION 13 OF 15(d) OF THE EXCHANGE ACT

For the transition period from _____________________ to __________________

Commission file number 0-29260

TIMEBEAT.COM ENTERPRISES INC.
(Exact name of small business issuer as specified in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	86-1040643 (IRS Employer Identification No.)

P.O. Box 9, Payson, Arizona 85547-0009
(Address of principal executive offices)

(928) 474-9151
(Issuer’s telephone number)

Not applicable
(Former name, former address and former fiscal year, if changed since last report)

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the last practicable date:

19,114,769 shares of Common Stock, no par value, as of
June 30, 2002

Transitional Small Business Disclosure Format (check one); Yes ___ No _X_

Timebeat.com Enterprises, Inc.

Index

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

Consolidated Balance Sheets (Unaudited)

Consolidated Statements of Operations (Unaudited)

Consolidated Statements of Cash Flow (Unaudited)

Notes to the Consolidated Financial Statements (Unaudited)

Item 2.	Management’s Discussion and Analysis or Plan of Operation

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

Item 2.	Changes in Securities and Use of Proceeds

Item 3.	Defaults Upon Senior Securities

Item 4.	Submission of Matters to a Vote of Security Holders

Item 5.	Other Information

Item 6.	Exhibits and Reports on Form 8-K

SIGNATURES

2

TIMEBEAT.COM ENTERPRISES INC.

CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in United States Dollars)
(Unaudited)

JUNE 30, 2002

TIMEBEAT.COM ENTERPRISES INC.
CONSOLIDATED BALANCE SHEETS
(Expressed in United States dollars)
(Unaudited)

	June 30,	March 31,
	2002	2002

ASSETS

Current
Cash and cash equivalents	$ 18,733	$ 4,552
Receivables	13,595	32,489
Due from related parties (Note 4a)	5,524	-
Inventory	181,607	182,167
Prepaid expenses	40,689	38,746

Total current assets	260,148	257,954

Capital assets	16,281	17,445

Total assets	276,429	275,399

LIABILITIES AND STOCKHOLDERS' EQUITY

Current
Accounts payable and accrued liabilities	$ 93,875	$ 115,461
Due to related parties (Note 4b)	50,000	59,000
Stock subscriptions received	-	63,501

Total current liabilities	143,875	237,962

Stockholders' equity
Common stock (Note 6)
Authorized
100,000,000 common shares with a par value of $0.001 per share
Issued and outstanding
19,114,769 common shares (March 31, 2002 – 18,702,103)	19,114	18,702
Additional paid-in capital	15,699,658	15,570,667
Stock subscriptions receivable (Note 6)	(30,000)	(86,500)
Deferred stock-based compensation (Note 7)	(109,467)	(153,097)
Cumulative translation adjustment	45,800	45,800
Deficit	(15,492,551)	(15,358,135)

Total stockholders' equity	132,554	37,437

Total liabilities and stockholders’ equity	$ 276,429	$ 275,399

Nature of operations (Note 1)

The accompanying notes are an integral part of these consolidated financial statements.

TIMEBEAT.COM ENTERPRISES INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Expressed in United States dollars)
(Unaudited)
THREE MONTH PERIOD ENDED JUNE 30

	2002	2001

SALES	$ 38,393	$ 4,690

COST OF GOODS SOLD	5,095	2,980

GROSS MARGIN	33,298	1,710

GENERAL AND ADMINISTRATIVE EXPENSES
Advertising and promotion	10,469	1,750
Commitment fees	-	22,405
Depreciation	1,184	1,594
Foreign exchange loss	3,434	1,520
Interest and bank charges	1,935	646
Management and consulting fees	39,848	50,679
Office, secretarial and administration	1,541	1,645
Professional fees	1,543	29,075
Rent	5,723	6,615
Salaries and benefits	5,268	13,398
Stock based compensation	43,630	35,709
Telephone, fax and utilities	13,521	6,996
Transfer agent and regulatory fees	1,037	810
Travel and investor relations	7,977	2,865
Web-site development	30,634	-

	167,744	175,707

Loss before other items	(134,446)	(173,997)

OTHER ITEMS
Interest and other income	30	319

Loss for the period	$ (134,416)	$ (173,678)

Basic and diluted loss per share	$ (0.01)	$ (0.01)

Weighted average number of shares outstanding	19,002,969	16,611,094

The accompanying notes are an integral part of these consolidated financial statements.

TIMEBEAT.COM ENTERPRISES INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Expressed in United States dollars)
(Unaudited)
THREE MONTH PERIOD ENDED JUNE 30

	2002	2001

CASH FLOWS FROM OPERATING ACTIVITIES
Loss for the period	$ (134,416)	$ (173,678)
Items not affecting cash:
Depreciation	1,184	1,594
Stock-based compensation	43,630	58,114

Changes in non-cash working capital items:
Decrease in receivables	18,893	67,728
(Increase) decrease in due from related parties	(5,524)	23,932
(Increase) decrease in inventory	560	(2,169)
Increase in prepaid expenses	(1,943)	(247)
Decrease in accounts payable and accrued liabilities	(21,586)	(5,606)

Cash used in operating activities	(99,202)	(30,332)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds on issuance of common stock	65,903	114,459
Due to related parties	(9,000)	(85,397)
Stock subscriptions received	56,500	-

Cash provided by financing activities	113,403	29,062

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of capital assets	(20)	-

Cash used in investing activities	(20)	-

Change in cash and cash equivalents during the period	14,181	(1,270)

Cash and cash equivalents, beginning of the period	4,552	35,044

Cash and cash equivalents, end of the period	$ 18,733	$ 33,774

Cash paid during the period for interest expense	$ -	$ -

Cash paid during the period for income taxes	$ -	$ -

Supplemental disclosure for cash flows (Note 9)

The accompanying notes are an integral part of these consolidated financial statements.

TIMEBEAT.COM ENTERPRISES INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in United States dollars)
(Unaudited)
JUNE 30, 2002

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

The accompanying unaudited consolidated financial statements have been prepared by the Company in conformity with generally accepted accounting principles in the United States of America for interim financial statements. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary (consisting of normal recurring accruals) to present fairly the financial information contained therein. These unaudited consolidated financial statements do not include all disclosures required by generally accepted accounting principles in the United States of America and should be read in conjunction with the audited consolidated financial statements of the Company for the year ended March 31, 2002. The results of operations for the three-month period ended June 30, 2002 are not necessarily indicative of the results to be expected for the year ending March 31, 2003.

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

	June 30, 2002	March 31, 2002

Deficit	$ (15,492,551)	$ (15,358,135)
Working capital	116,273	19,992

TIMEBEAT.COM ENTERPRISES INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in United States dollars)
(Unaudited)
JUNE 30, 2002

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

TIMEBEAT.COM ENTERPRISES INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in United States dollars)
(Unaudited)
JUNE 30, 2002

3.    SIGNIFICANT ACCOUNTING POLICIES (cont'd...)

Comparative figures

Certain comparative figures have been reclassified to conform with the current period’s presentation.

4.    RELATED PARTY TRANSACTIONS

a)	Amounts due from a company subject to significant influence by a director of $5,524, are unsecured, non-interest bearing with no fixed terms of repayment.

b)	Amounts due to companies controlled by directors and persons related to directors are unsecured, non-interest bearing with no fixed terms of repayment.

c)	The following amounts were paid or accrued to directors and companies controlled by directors and former directors or persons related to directors as follows:

	June 30, 2002	June 30, 2001

Management and consulting fees	$ 30,000	$ 26,020
Rent	3,200	3,000
Telecommunications and website	5,250	-
Meals and entertainment	900	-

	$ 39,350	$ 29,020

d)	The Company's watch and jewelry website is operated by a company controlled by a director and officer of the Company. Significant transactions with this company not disclosed elsewhere in these consolidated financial statements are as follows:

	June 30, 2002	June 30, 2001

Sales	$ -	$ 2,630
Purchases	-	3,030
Rent	500	1,500
Salaries and wages	-	1,981

Amounts receivable and payable from this company are included in Notes 5 (a) and (b) above. These transactions are in the normal course of operations and are measured at the exchange amount, which is the amount of consideration established and agreed to by the related parties.

TIMEBEAT.COM ENTERPRISES INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in United States dollars)
(Unaudited)
JUNE 30, 2002

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

6.    COMMON STOCK

Common shares

In April 2002, the Company issued 97,666 shares of common stock for proceeds of $34,903 on the exercise of stock options.

The Company also completed a private placement in April 2002, consisting of 315,000 units for proceeds of $94,500, of which $63,501 had been received as of March 31, 2002. Each unit consists of one share of common stock and one share purchase warrant entitling the holder to acquire one share of common stock at a price of $0.35 per share until April 20, 2003 and at $0.37 per share until April 20, 2004.

Warrants

Following is a summary of the status of share purchase warrants outstanding as at June 30, 2002:

Number of Shares	Exercise Price	Expiry Date

1,713,168	$ 0.375	January 12, 2003
418,667	0.30	January 12, 2003
	then at 0.375	January 12, 2004
760,000	0.75	July 10, 2005
144,000	0.75	July 10, 2005
315,000	0.35	April 20, 2003
	then at 0.37	April 20, 2004
90,400	0.3438	April 10, 2006

TIMEBEAT.COM ENTERPRISES INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in United States dollars)
(Unaudited)
JUNE 30, 2002

7.    STOCK-BASED COMPENSATION

The Company has established a share purchase option plan whereby the board of directors may, from time to time, grant options aggregating up to 3,200,000 shares of the Company to directors, officers, employees or consultants. The maximum term of any option granted is five years.

Following is a summary of stock option activity:

	Number of Shares	Weighted Average Exercise Price

Outstanding at March 31, 2002	2,660,000	$ 0.53
Exercised	(97,666)	0.36

Outstanding at June 30, 2002	2,562,334	$ 0.47

Exercisable at June 30, 2002	1,828,501	$ 0.49

Weighted average fair value of options granted during the period	$ Nil

       Following is a summary of the status of options outstanding as at June 30, 2002:

Outstanding Options			Exercisable Options
Number of Shares	Exercise Price	Expiry Date	Number of Shares

304,000	CDN $ 0.77	March 8, 2004	304,000
50,000	1.03	June 1, 2004	50,000
300,000	0.76	August 16, 2004	300,000
681,000	0.76	September 30, 2004	681,000
80,000	0.76	May 19, 2005	80,000
50,000	1.15	June 15, 2005	50,000
23,334	0.56	October 15 2005	5,001

50,000	US $ 0.38	September 10, 2004	16,667
500	0.37	March 31, 2006	333
101,000	0.51	April 16, 2006	67,334
120,000	0.37	November 21, 2006	40,000
250,000	0.40	March 14, 2007	50,000
552,500	0.40	March 15, 2007	184,166

TIMEBEAT.COM ENTERPRISES INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in United States dollars)
(Unaudited)
JUNE 30, 2002

7.    STOCK-BASED COMPENSATION (cont’d...)

The Company granted Nil (2001 – 101,500) options to consultants during the three-month period ended June 30, 2002. Accordingly, the Company recorded stock-based compensation of $Nil (2001 - $29,568) which is being amortized by charges to operations over the vesting periods of the options. The amount expensed for the granting of prior stock options during the three-month period ended June 30, 2002 was $43,630 (2001 - $35,709). A balance of $109,467 (2001 - $203,464) remains to be amortized to expense over the remaining term of the consultants' and employees' services which range over a period of three years.

The Company also issued a total of Nil (2001 – 90,400) warrants during the current period to a third party pursuant to investment agreements (Note 8b). Accordingly, the stock-based compensation recognized for the issuance of these warrants using the Black Scholes Option Pricing Model was $Nil (2001 - $22,405). The expense has been recorded as commitment fees in the accompanying consolidated statements of operations.

The Company uses the Black-Scholes option pricing model to determine the fair value of options and similar instruments granted at the issuance date. In determining the fair value, the following assumptions were used:

	June 30, 2002	June 30, 2001

Risk free interest rate	-	5.07%
Expected life	-	3 years
Expected volatility	-	168%
Expected dividends	-	-

8.    CONTINGENCIES AND COMMITMENTS

a)	The Company is not aware of any liabilities related to environmental protection and rehabilitation costs with respect to its mineral properties. However, due to the nature of the Company's former exploration business there is no assurance that such a liability will not arise in the future.

b)	The Company has passed various resolutions related to investment agreements with Swartz Private Equity LLC (“Swartz”) for raising proceeds through stock issuances of up to $25,000,000 with Swartz. The agreements contain conditions that the Company meet certain listing and pricing requirements for its stock. Funds will be made available subject to the Company meeting these and other conditions. As consideration, the Company granted warrants to purchase 760,000 and 144,000 shares exercisable at $0.75 per share until July 10, 2005 during the year ending March 31, 2001 and warrants to purchase 90,400 shares exercisable at $0.3438 until April 10, 2006 during the year ended March 31, 2002 (Note 7).

9.    SUPPLEMENTAL DISCLOSURE FOR CASH FLOWS

During the three month period ended June 30, 2002, the Company issued shares in the amount of $63,501 in exchange for stock subscriptions received of $63,501.

TIMEBEAT.COM ENTERPRISES INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in United States dollars)
(Unaudited)
JUNE 30, 2002

9.    SUPPLEMENTAL DISCLOSURE FOR CASH FLOWS (cont'd...)

During the three month period ended June 30, 2001, the Company issued shares of common stock in the amount of $37,041 in exchange for stock subscriptions received previously of $37,041.

10.    SEGMENTED INFORMATION

The Company operates in the business of selling jewelry, watches and clothing and related products through e-commerce retail web-sites.

The Company operates in two geographic segments being Canada and the United States of America.

Segmented geographic information as at June 30, 2002 is as follows:

	Canada	U.S.A.	Total

Capital assets	$ 3,041	$ 13,240	$ 16,281
Total assets	11,876	264,553	276,429
Sales	-	38,393	38393
Depreciation	214	970	1,184
Loss	67,785	66,631	134,416

11.    SUBSEQUENT EVENTS

On August 1, 2002, the Company reached a letter agreement with an investor relations and strategic management company to provide consulting services to the Company in exchange for 900,000 options at $0.25 and 1,700,000 warrants with an average price of $0.30 per warrant.

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion contains trend information and other forward-looking statements that involve a number of risks and uncertainties. Our actual future results could differ materially from our historical results of operations and those discussed in the forward-looking statements. All period references are for the three-month periods ending June 30, 2002 and 2001.

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

We have only generated minimal revenues since our inception in 1986. As of June 30, 2002, we had an accumulated deficit of $15,492,551. We have suffered significant losses from operations, require additional financing, and need to continue our expansion of our Internet e-commerce businesses. Ultimately we need to generate sufficient revenues and successfully attain profitable operations. Our present operations do not generate sufficient revenues to cover our expenses. We cannot provide assurance that we will be able to do so. These factors, among others, raise substantial and compelling doubt about our ability to continue as a going concern.

Results Of Operations Three Months Ended June 30, 2002 Compared To Three Months Ended June 30, 2001

Sales. We incurred a net loss of $134,416 for the three months ended June 30, 2002, as compared to a net loss of $173,678 for the three months ended June 30, 2001. Our sales were $38,393 for the three months ended June 30, 2002 as compared with sales of $4,690 for the three-month period ending June 30, 2001. The revenues were generated from sales in our Internet operations, and are net of sales or promotional discounts. Revenue from the sale of products offered on both the Timebeat4teens and Timebeat websites is recognized when the goods are shipped and invoiced and collection of payment is reasonably assured. The cost of goods sold related to 2002 sales was $5,095, leaving a gross margin of $33,298 (86.7%), as compared to a cost of goods sold of $2,980 and a gross margin of $1,710 (36.5%) for the three months ended June 30, 2001. This increase in sales for the current period is attributable to higher website traffic and increasing awareness of Timebeat from our association with eBay. Cost of goods sold is consisted primarily of the cost of the products, and included such items as inbound and outbound shipping costs. Costs of goods sold is comprised exclusively of the acquisition cost of the merchandise sold inclusive of any import duties. Our inventory is valued at the lower of cost and net realizable value. In addition, we generated interest income of $30 for the quarter ended June 30, 2002. For the comparable period in 2001, we generated interest income of $319. The decrease is attributable to the cash balances being marginally lower during a period of lower interest rates decreasing interest income.

Expenses. Our expenses were $167,744 for the three months ended June 30, 2002, as compared to $175,707 for the three months ended June 30, 2001. The slight decrease in expenses is partially attributable to the elimination of $22,405 in commitment fees for the private institutional investor in 2001, and a reduction in management and consulting fees from $50,679 to $39,848. These decreases were partially offset by higher costs in: an increase in stock-based compensation from $35,709 to $43,630 and website development costs of $30,634 incurred primarily for our newest website, www.secretkiss.net.

In accordance with certain United States Financial Accounting Standards Board accounting standards, we are required to establish a fair market value based method of accounting for stock option compensation plans. We use the Black Scholes Option Pricing Model to determine the fair market value of employee stock options and other security based compensation.

Professional fees consisting primarily of legal, accounting, and auditing decreased significantly as expected, as we completed our equity line of credit arrangements and the move from Canada into the State of Nevada.

Anticipated Trends

Due to our limited operating history and the seasonality of our sales, we are unable to estimate future sales or trends at this time with any reasonable degree of certainty. However, currently sales have increased significantly from last year and we expect that trend to continue.

Liquidity and Capital Resources

During the three months ended June 30, 2002, we used cash of $99,202 for our operating activities, as compared to $30,332 for the same period in 2001. The increase in 2002 in the amount of cash used in operating activities was attributable primarily to our decrease in receivables in 2001, which was not possible in 2002. We received proceeds of $65,903 for the three months ended June 2002 compared to $114,459 from the issuance of our common stock during the three months ended June 30, 2001. We used $20 for investing activities, as compared to nil for the period in 2001

At June 30, 2002, we had working capital of $116,273, as compared to $19,992 at March 31, 2002. The increase in working capital was primarily caused by a reduction in accounts payable and accrued liabilities from $174,461 to $143,875 and a reduction in stock subscriptions received from $63,501 to nil. Collectively, the reduction in these liabilities totaled $94,087.

Financial Condition

Our total assets increased to $276,429 at June 30, 2002 from $275,399 at March 31, 2002. The increase was primarily attributable to the sale of shares, which increased stockholders’ equity. This was offset by an increase in our accumulated deficit that increased by the amount of our loss for the three months ended June 30, 2002.

Capital Assets

Our capital assets are recorded at cost and are amortized over their estimated useful lives. We use a declining balance method per annum as follows: office equipment 30%, computer equipment 30%, and computer software 30%. At June 30, 2002, our capital assets had a total net book value of $16,281, as compared to $17,445 at March 31, 2002.

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

Additional Funding

As of June 30, 2002 we had a working capital surplus of $116,273. We received $34,903 on the exercise of stock options to purchase 97,666 shares in April, 2002. In May 2002, we announced private placements which when completed will provide gross proceeds of $517,500, to be used for working capital.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

Not Applicable.

Item 2. Changes in Securities

During the three months ended June 30, 2002, we issued 412,666 shares of our common stock. Of this amount, 97,666 shares were issued as a result of the exercise of stock options. We sold 315,000 shares and 315,000 warrants to purchase shares of common stock with an exercise price of US$0.30 per share. No underwriters were used. Sales were made in reliance upon the exemption from registration contained in Section 4(2) of the Securities Act of 1933, as all of the purchasers were sophisticated financially and with respect to us. All of the purchasers were prior shareholders.

Item 3. Defaults Upon Senior Securities

Not Applicable.

Item 4. Submission of Matters to a Vote of Security Holders

Not Applicable.

Item 5. Other Information

Not Applicable.

Item 6. Exhibits and Reports on Form 8-K

a)    Exhibits

Regulation S-B Number	Exhibit
2.1	Plan of Merger Merging Timebeat.com Enterprises Inc., a Wyoming Corporation into Timebeat.com Enterprises Inc., a Nevada Corporation (1)
3.1	Articles of Incorporation (2)
3.2	Bylaws (2)
10.1	Letter Agreement dated October 10, 1993 between the Company and Energex Minerals Ltd. regarding the JD Property (Amendment) (3)
10.2	Letter Agreement dated September 30, 1994 between the Company and Energex Minerals Ltd.(3)
10.3	Agreement dated January 10, 1996 between the Company and Energex Minerals Ltd.(3)
10.4	Agreement dated June 14, 1996 between the Company and Energex Minerals Ltd.(3)

10.5	Agreement dated December 6, 1996 between the Company and Cheni Resources Inc. and Meota Resources Corp.(3)
10.6	Maps of the Company’s Properties (3)
10.7	Stock Option Plan dated August 29, 1999 (3)
10.8	Letter of Intent dated March 5, 1999, between the Company, Watch Central Corporation and Timebeat.com Inc.(4)
10.9	Agreement dated December 14, 1999 between the Company, Watchzone.net Inc., the management of Watchzone.net Inc., and Timebeat.com Inc.(4)
10.10	Timebeat.com Asset Acquisition Agreement of Watchzone.net and Watchzone.tv, and Employment Agreement dated November 1, 2000 (4)
10.11	Malaspina Consultants Inc. Term Sheet office lease dated August 27, 1998 (4)
10.12	Consulting Agreement with Palm Beach Consulting Corp. dated February 25, 2001(4)
10.13	Amended and Restated Investment Agreement between the Company and Swartz Private Equity dated October 10, 2001 (4)
10.14	Amended and Restated Registration Rights Agreement between the Company and Swartz Private Equity dated October 10, 2001(4)
10.15	Form of Commitment Warrants (4)
10.16	Letter of Intent between Timebeat.com Enterprises Inc. and Frontline Performance, Inc. dated April 12, 2001(4)
10.17	Consulting Agreement with Eureka Ventures Inc. dated January 1, 2001 (5)
10.18	Consulting Agreement with Michele Albo dated June 1, 1999 (5)
10.19	Stock Option Agreement with Jack Stein dated March 15, 2002 (6)
10.20	Stock Option Agreement with Thomas L. Crom dated March 15, 2002 (6)
21	List of subsidiaries (6)
99.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
_____________________
(1)	Incorporated by reference to our proxy materials filed July 3, 2001
(2)	Incorporated by reference to our registration statement on Form S-8, file no. 333-75474.
(3)	Incorporated by reference to our Annual Report on Form 20-F for the fiscal year ended March 31, 1999, file no. 0-29260.
(4)	Incorporated by reference to our Registration Statement on Form SB-2, file no. 333-59222.
(5)	Incorporated by reference to our Annual Report on Form 10-KSB for the fiscal year ended March 31, 2001.
(6)	Incorporated by reference to our Annual Report on Form 10-KSB for the fiscal year ended March 31, 2002.

(b)    Reports on Form 8-K: None.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TIMEBEAT.COM ENTERPRISES INC.
(Registrant)

Date: August 19, 2002	By:______/s/ Thomas L. Crom_____________
Thomas L. Crom, Chief Financial Officer and
Corporate Secretary (Principal financial officer)

