Form 10QSB
period 2002-09-30
TIMEBEAT COM ENTERPRISES INC /
filed 2002-11-20
CIK 1001808

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-QSB

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: September 30, 2002

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

19,169,549 shares of Common Stock, $0.001 par value, as of
September 30, 2002

Transitional Small Business Disclosure Format (check one);	Yes	No	X

Timebeat.com Enterprises, Inc.

Index

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

Consolidated Balance Sheets (Unaudited)

Consolidated Statements of Operations (Unaudited)

Consolidated Statements of Cash Flow (Unaudited)

Notes to the Consolidated Financial Statements (Unaudited)

Item 2.	Management’s Discussion and Analysis or Plan of Operation

Item 3.	Controls and Procedures

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

Item 2.	Changes in Securities and Use of Proceeds

Item 3.	Defaults Upon Senior Securities

Item 4.	Submission of Matters to a Vote of Security Holders

Item 5.	Other Information

Item 6.	Exhibits and Reports on Form 8-K

SIGNATURES

TIMEBEAT.COM ENTERPRISES INC.

CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in United States Dollars)
(Unaudited)

September 30, 2002

TIMEBEAT.COM ENTERPRISES INC.
CONSOLIDATED BALANCE SHEETS
(Expressed in United States dollars)
(Unaudited)
	September 30,	March 31,
	2002	2002

ASSETS

Current
Cash and cash equivalents	$ 33,034	$ 4,552
Receivables	14,814	32,489
Inventory	187,293	182,167
Prepaid expenses	16,051	38,746

Total current assets	251,192	257,954

Capital assets	15,076	17,445

Total assets	$ 266,268	$ 275,399

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

Current
Accounts payable and accrued liabilities	$ 118,332	$ 115,461
Due to related parties (Note 3a)	97,770	59,000
Stock subscriptions received in advance	-	63,501
Obligation to issue shares (Note 5)	100,000	-

Total current liabilities	316,102	237,962

Contingencies and commitments (Note 6)

Stockholders' equity (deficiency)
Common stock (Note 4)
Authorized
100,000,000 common shares with a par value of $0.001 per share
Issued and outstanding
19,169,549 common shares (March 31, 2002 – 18,702,103)	19,170	18,702
Additional paid-in capital	15,717,800	15,570,667
Stock subscriptions receivable (Note 4)	(39,860)	(86,500)
Deferred stock-based compensation (Note 5)	(86,550)	(153,097)
Stock subscriptions received in advance	23,000	-
Cumulative translation adjustment	45,800	45,800
Deficit	(15,729,194)	(15,358,135)

Total stockholders' equity (deficiency)	(49,834)	37,437

Total liabilities and stockholders’ equity (deficiency)	$ 266,268	$ 275,399

Nature of operations (Note 1)

The accompanying notes are an integral part of these consolidated financial statements.

TIMEBEAT.COM ENTERPRISES INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Expressed in United States dollars)
(Unaudited)
	Three Month Period Ended September 30, 2002	Three Month Period Ended September 30, 2001	Six Month Period Ended September 30, 2002	Six Month Period Ended September 30, 2001

SALES	$ 67,851	$ 2,483	$ 106,244	$ 7,173

COST OF GOODS SOLD	28,723	5,460	33,818	8,440

	39,128	(2,977)	72,426	(1,267)

GENERAL AND ADMINISTRATIVE EXPENSES
Advertising and promotion	35,743	559	46,212	2,309
Bad debt expense	-	4,938	-	4,938
Amortization	1,101	1,473	2,369	3,067
Commitment fees	-	-	-	22,405
Foreign exchange loss (gain)	(1,652)	4,859	1,782	6,379
Interest and bank charges	1,236	2,378	3,171	3,024
Inventory write-down	-	5,594	-	5,594
Management and consulting fees	183,271	52,408	255,690	135,188
Mineral exploration	-	4,432	-	4,433
Office, secretarial and administration	5,668	4,358	7,125	6,003
Professional fees	24,876	30,794	26,419	59,869
Rent	8,142	6,550	13,865	13,165
Salaries and benefits	808	17,178	9,268	34,183
Shareholder information and investor relations	8,904	10,059	16,771	12,924
Telephone, fax and utilities	7,855	7,604	21,376	14,600
Transfer agent and regulatory fees	1,444	4,371	2,481	5,181
Travel	(3,064)	3,259	4,913	3,259
Web-site development	3,074	36,668	33,709	36,668

Total expenses	277,406	197,482	445,151	373,189

Loss before other item	(238,278)	(200,459)	(372,725)	(374,456)

Other item
Interest and other income	1,635	1,496	1,663	1,815

- Continued -

The accompanying notes are an integral part of these consolidated financial statements.

TIMEBEAT.COM ENTERPRISES INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Expressed in United States dollars)
(Unaudited)
	Three Month Period Ended September 30, 2002	Three Month Period Ended September 30, 2001	Six Month Period Ended September 30, 2002	Six Month Period Ended September 30, 2001

Cont'd...

Loss for the period	$ (236,643)	$ (198,963)	$ (371,062)	$ (372,641)

Basic and fully diluted loss per share	$ (0.01)	$ (0.01)	$ (0.02)	$ (0.02)

Weighted average number of shares outstanding	19,146,327	16,845,205	19,073,159	16,605,991

The accompanying notes are an integral part of these consolidated financial statements.

TIMEBEAT.COM ENTERPRISES INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Expressed in United States dollars)
(Unaudited)
	Six Month Period Ended September 30, 2002	Six Month Period Ended September 30, 2001

CASH FLOWS FROM OPERATING ACTIVITIES
Loss for the period	$ (371,062)	$ (372,641)
Items not affecting cash:
Amortization	2,369	3,067
Commitment fees paid by warrants	-	22,405
Management and consulting fees paid by shares and stock options	162,547	66,468
Salaries and benefits paid by stock options	4,000	7,214
Shareholder information and investor relations paid by warrants	7,867	-
Write-down of inventory	-	5,594

Changes in non-cash working capital items:
Decrease in receivables	17,675	69,935
(Increase) decrease in inventory	(5,126)	6,374
Decrease in prepaid expenses	22,695	592
Increase (decrease) in accounts payable and accrued liabilities	2,875	(52,571)

Cash used in operating activities	(156,160)	(243,563)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds on issuance of common stock	66,372	264,289
Advances (to) from related parties	38,770	(38,325)
Stock subscriptions received in advance	23,000	-
Stock subscriptions receivable	56,500	-

Cash provided by financing activities	184,642	225,964

Change in cash and cash equivalents during the period	28,482	(17,599)

Cash and cash equivalents, beginning of the period	4,552	35,044

Cash and cash equivalents, end of the period	$ 33,034	$ 17,445

Cash paid during the period for interest expense	$ -	$ -

Cash paid during the period for income taxes	$ -	$ -

Supplemental disclosure for cash flows (Note 7)

The accompanying notes are an integral part of these consolidated financial statements.

TIMEBEAT.COM ENTERPRISES INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in United States dollars)
(Unaudited)
SEPTEMBER 30, 2002
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

The accompanying unaudited consolidated financial statements have been prepared by the Company in conformity with generally accepted accounting principles in the United States of America for interim financial statements. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary (consisting of normal recurring accruals) to present fairly the financial information contained therein. These unaudited consolidated financial statements do not include all disclosures required by generally accepted accounting principles in the United States of America and should be read in conjunction with the audited consolidated financial statements of the Company for the year ended March 31, 2002. The results of operations for the six-month period ended September 30, 2002 are not necessarily indicative of the results to be expected for the year ending March 31, 2003.

Certain comparative figures have been reclassified to conform with the current period’s presentation.
2.	GOING CONCERN

These unaudited consolidated financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America with the on-going assumption that the Company will be able to realize its assets and discharge its liabilities in the normal course of business. However, certain conditions noted below currently exist which raise substantial doubt about the Company's ability to continue as a going concern. These unaudited consolidated financial statements do not include any adjustments to the amounts and classifications of assets and liabilities that might be necessary should the Company be unable to continue as a going concern.

The operations of the Company have primarily been funded by the issuance of common stock. Continued operations of the Company are dependent on the Company's ability to complete equity financings and/or generate profitable operations in the future. Management's plan in this regard is to secure additional funds through future equity financings.
	September 30, 2002	March 31, 2002

Deficit	$ (15,729,194)	$ (15,358,135)
Working capital (deficiency)	(64,910)	19,992

TIMEBEAT.COM ENTERPRISES INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in United States dollars)
(Unaudited)
SEPTEMBER 30, 2002
3.	RELATED PARTY TRANSACTIONS

a)	Amounts due to companies controlled by directors and persons related to directors are unsecured, non-interest bearing with no fixed terms of repayment.

b)	The following amounts were paid or accrued to directors and companies controlled by directors and former directors or persons related to directors as follows:

	Six Month Period Ended September 30, 2002	Six Month Period Ended September 30, 2001

Management and consulting fees	$ 79,434	$ 29,950
Rent	5,400	6,000
Telecommunications and website	10,500	-
Meals and entertainment	1,800	-

	$ 97,134	$ 35,950

c)	The Company also recorded stock based compensation totaling $100,000 as management and consulting fees for 350,000 shares issuable to directors and officers (Note 5).

d)	The Company's watch and jewelry website is operated by a company controlled by a director and officer of the Company. Significant transactions with this company not disclosed elsewhere in these unaudited consolidated financial statements are as follows:

	Six Month Period Ended September 30, 2002	Six Month Period Ended September 30, 2001

Sales	$ -	$ 2,630
Purchases	22,056	3,030
Rent and miscellaneous	4,625	3,000
Salaries and wages	-	3,981

These transactions are in the normal course of operations and are measured at the exchange amount, which is the amount of consideration established and agreed to by the related parties.

TIMEBEAT.COM ENTERPRISES INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in United States dollars)
(Unaudited)
SEPTEMBER 30, 2002

4.	COMMON STOCK

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

On August 9, 2002, the Company elected to exercise a put to sell 54,780 shares of common stock of the Company to Swartz Private Equity LLC for $9,860 pursuant to certain investment agreements (Note 6).

Warrants

Following is a summary of the status of share purchase warrants outstanding as at September 30, 2002:

Number of Shares	Exercise Price	Expiry Date

1,713,168	$ 0.375	January 12, 2003
418,667	0.30	January 12, 2003
	then at 0.375	January 12, 2004
760,000	0.75	July 10, 2005
144,000	0.75	July 10, 2005
315,000	0.35	April 20, 2003
	then at 0.37	April 20, 2004
90,400	0.3438	April 10, 2006
150,000	0.50	December 31, 2003
150,000	0.75	December 31, 2003
150,000	1.25	December 31, 2003

5.	STOCK-BASED COMPENSATION

The Company has established a share purchase option plan whereby the board of directors may, from time to time, grant options aggregating up to 3,200,000 shares of the Company to directors, officers, employees or consultants. The maximum term of any option granted is five years.

TIMEBEAT.COM ENTERPRISES INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in United States dollars)
(Unaudited)
SEPTEMBER 30, 2002
5.	STOCK-BASED COMPENSATION (cont'd...)

Following is a summary of stock option activity:

	Number of Shares	Weighted Average Exercise Price

Outstanding at March 31, 2002	2,660,000	$ 0.53
Exercised	(97,666)	0.36

Outstanding at September 30, 2002	2,562,334	0.46

Exercisable at September 30, 2002	1,845,167	0.48

Weighted average fair value of options granted during the period	$ Nil

Following is a summary of the status of options outstanding as at September 30, 2002:

Outstanding Options			Exercisable Options
Number of Shares	Exercise Price	Expiry Date	Number of Shares

304,000	CDN $ 0.77	March 8, 2004	304,000
50,000	1.03	June 1, 2004	50,000
300,000	0.76	August 16, 2004	300,000
681,000	0.76	September 30, 2004	681,000
80,000	0.76	May 19, 2005	80,000
50,000	1.15	June 15, 2005	50,000
23,334	0.56	October 15 2005	5,001

50,000	US $ 0.38	September 10, 2004	33,333
500	0.37	March 31, 2006	333
101,000	0.51	April 16, 2006	67,334
120,000	0.37	November 21, 2006	40,000
250,000	0.40	March 14, 2007	50,000
552,500	0.40	March 15, 2007	184,166

TIMEBEAT.COM ENTERPRISES INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in United States dollars)
(Unaudited)
SEPTEMBER 30, 2002
5.	STOCK-BASED COMPENSATION (cont’d...)

The Company granted Nil (2001 – 250,000) options to consultants and employees during the three month period ended September 30, 2002 and Nil (2001 – 351,500) during the six month period ended September 30, 2002. Accordingly, the stock-based compensation utilizing the Black-Scholes option pricing model was $Nil (2001 - $29,568) for the first quarter and Nil (2001 - $57,570) for the second quarter which is being amortized to operations over the vesting periods of the options. The amount expensed during the six month period ended September 30, 2002 for the granting of prior stock options was $66,547 (2001 - $73,682). This amount has been recorded as management and consulting fees of $62,547 (2001 - $66,468) and salaries and benefits of $4,000 (2001 - $7,214). A balance of $86,550 (March 31, 2002 - $153,097) remains to be amortized to expense over the remaining term of the consultants' and employees' services which range over a period of three years.

The Company also issued a total of 450,000 (2001 – 90,400) warrants during the current period to third parties pursuant to certain agreements (Note 6). Accordingly, the stock-based compensation recognized for the issuance of these warrants using the Black-Scholes option pricing model was $7,867 (2001 - $Nil) which has been recorded as investor relations and $Nil (2001 - $22,405) which has been recorded as commitment fees.

The Company uses the Black-Scholes option pricing model to determine the fair value of options and similar instruments granted at the issuance date. In determining the fair value, the following assumptions were used:

	September 30, 2002	September 30, 2001

Risk free interest rate	3.03%	5.07%
Expected life	1.30 years	2.86 years
Expected volatility	74%	148%
Expected dividends	-	-

As at September 30, 2002, a total of 350,000 shares are issuable to certain directors and officers as compensation for services which has been measured at the approximate fair value of the shares. The total value of $100,000 has been reflected as an obligation to issue shares and expensed as management and consulting fees. The shares were issued subsequent to September 30, 2002 (Note 9).

6.	CONTINGENCIES AND COMMITMENTS
a)
The Company has passed various resolutions related to investment agreements with Swartz Private Equity LLC (“Swartz”) for raising proceeds through stock issuances of up to $25,000,000 with Swartz. The agreements contain conditions that the Company meets certain listing and pricing requirements for its stock. Funds will be made available subject to the Company meeting these and other conditions.

	b)	The Company entered into a one year contract with Global Management Inc. ("Global") for public relations services wherein Global was granted 450,000 warrants exercisable until December 31, 2003 at a price of $0.50 per share for 150,000 warrants, $0.75 per share for 150,000 warrants and $1.25 per share for 150,000 warrants and is to receive 500,000 shares within six months.

TIMEBEAT.COM ENTERPRISES INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in United States dollars)
(Unaudited)
SEPTEMBER 30, 2002
7.	SUPPLEMENTAL DISCLOSURE FOR CASH FLOWS

During the six month period ended September 30, 2002, the Company issued shares in the amount of $63,501 in exchange for stock subscriptions received in advance of $63,501 and issued 54,780 shares for $9,860 subscriptions receivable.

During the six month period ended September 30, 2001, the Company issued shares of common stock in the amount of $37,041 in exchange for stock subscriptions received previously of $37,041.

8.	SEGMENTED INFORMATION

The Company operates in the business of selling jewelry, watches and clothing and related products through e-commerce retail web-sites.

The Company operates in two geographic segments being Canada and the United States of America.

Segmented geographic information as at September 30, 2002 is as follows:

	Canada	U.S.A.	Total

Capital assets	$ 2,738	$ 12,338	$ 15,076
Total assets	9,206	257,062	266,268
Sales	-	106,244	106,244
Amortization	497	1,872	2,369
Loss	(63,930)	(307,132)	(371,062)

Segmented geographic information as at September 30, 2001 is as follows:

	Canada	U.S.A.	Total

Capital assets	$ 3,591	$ 16,679	$ 20,270
Total assets	25,971	210,623	236,594
Sales	-	7,173	7,173
Loss	(226,805)	(145,836)	(372,641)

9.	SUBSEQUENT EVENTS

Subsequent to September 30, 2002, the Company:

	a)	filed a registration statement to register 3,000,000 shares issuable pursuant to the exercise of stock options granted under the Company's 2002 non-statutory stock option plan and 550,000 shares issued under stock option grants and to be re-offered.

TIMEBEAT.COM ENTERPRISES INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in United States dollars)
(Unaudited)
SEPTEMBER 30, 2002
9.	SUBSEQUENT EVENTS (cont'd...)

b)	resolved to change its name to Timebeat Enterprises Inc., subject to shareholder approval

c)	issued 50,000 shares at an agreed value of $12,500 to a consultant pursuant to a one year public relations and communications agreement.

d)	authorized a private placement for up to 250,000 units consisting of one share and one share purchase warrant at $0.25 per unit, of which 12,000 units were issued subsequently in exchange for subscriptions received in advance of $4,000.

e)	issued a treasury order for the 350,000 compensatory shares issuable at September 30, 2002 (Note 5) and for an additional 200,000 compensatory shares granted for services to be provided to March 31, 2003 which will be recognized as $50,000 of prepaid expense and amortized to income over the period of service.

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

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

OVERVIEW

We were incorporated under the name Ocean Marine Technologies Inc. in the Province of British Columbia, Canada on May 23, 1986. We initially focused our business on the potential use of a research motor vehicle named Ocean Explorer I. We intended to use this vessel in developing technology, which would minimize the growth and spread of the Zebra Mussels in the Great Lakes. We borrowed funds from Ecofab Plastic Covers Ltd. and Caulfied Consultants Inc., and our loans were secured by a mortgage against the Ocean Explorer I. We were unable to repay the loans and Ecofab Plastic Covers Ltd. and Caulfied Consultants Inc. obtained a judgement against us in the amount of $263,000. Ecofab Plastic Covers Ltd. and Caulfied Consultants Inc. subsequently agreed to accept the Ocean Explorer I “as is, where is”, along with all of its liabilities, as full satisfaction of the judgement. Due to a number of circumstances, we decided to abandon our initial focus.

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

Mineral Exploration Activities

In early 1993, we entered into the mineral exploration business to acquire, explore, and if warranted, develop mineral properties. On May 17, 1994, we changed our name to AGC Americas Gold Corp. to reflect our involvement in mineral exploration. We have acquired and subsequently abandoned several mineral properties in pursuit of our business. While we have discontinued our mineral exploration activities to focus our efforts on our Internet operations, we still hold the following mineral interests:

1.    JD Gold-Silver Property. Under an agreement with Energex Minerals Ltd., dated October 8, 1993, and amended October 13, 1993, we acquired 24 gold and silver claims in the Toodoggone area of the Omineca Mining Division in the Province of British Columbia, Canada, in exchange for payment of Cdn$45,000 and the issuance of 125,000 shares of common stock, with a deemed value of Cdn$0.25 per share. Energex Minerals Ltd. initially retained a 15% net profit interest in the claims. We also paid George F. Nicholson a finder’s fee of Cdn$7,625 by issuing him 30,500 shares of common stock at a deemed value of Cdn$0.25 per share.

We subsequently acquired the 15% net profit interest from Energex Minerals Ltd. for payment of Cdn$12,500 and the issuance of 100,000 shares of common stock. So long as the property is not in production, we were also required to pay Energex Minerals Ltd. a fixed annual royalty prior to December 31st of Cdn$3,588. Energex Minerals is no longer in existence and we have not been advised of any successor to Energex’ interests. Accordingly, we did not make any royalty payment during the fiscal year to date.

In 1995, 1996 and 1997, we acquired other claims surrounding the JD Gold-Silver property by staking property which was not previously owned.

2,    AL and Lawyers Properties. By a letter of intent dated December 6, 1996 with Cheni Resources Inc., we received the right to earn an undivided 100% interest in the AL and Lawyers properties comprising 22,645 acres in the Omineca Mining Division, and located 12 kilometers south of the JD Gold-Silver Property. The property may contain gold, silver, copper and other minerals. In exchange for this right, we are required to (1) make annual lease payments on or before December 31st of Cdn$18,000 to the Government of British Columbia, (2) issue 400,000 shares of common stock to Cheni Resources Inc., in separate amounts of 300,000 and 100,000 shares, (3) pay Cheni Resources Inc. Cdn$10,000, and (4) incur Cdn$500,000 in exploration expenditures on the property. As of December 31, 2000, we have fully performed our obligations and paid Cheni Resources Inc. Cdn$30,000 in lieu of issuing 100,000 shares of common stock.

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

Internet Web Site Timebeat.com

On March 5, 1999, we entered into a letter of intent with Watch Central Corporation and Timebeat.com Inc., our wholly owned non-public subsidiary, which we incorporated in the State of Nevada on March 17, 1999. Under the letter of intent, we have agreed to pay Watch Central Corporation $50,000 in exchange for its services to design, develop, beta test and implement an e-commerce Web site that would market, sell and repair fine gold jewelry and watches. We also paid Watch Central Corporation $3,000 a month for consulting services and $2,000 a month for rent. We currently Watch Central Corporation only $500 per month for rent. Watch Central Corporation subsequently became an affiliate, as Alexander Vileshin is an officer and director for both Watch Central Corporation and us. In September 1999, we re-incorporated in the Yukon Territory, Canada, and changed our name to Timebeat.com Enterprises Inc. to reflect our new e-commerce focus.

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

In June 2000, we launched our auction component of www.timebeat.com, which offers an auction, and authentication of timepieces, jewelry and special products. We offer a twelve-month assurance guarantee for our buyers, which we believe will increase their confidence in making a purchase. We authenticate the products and issue a certificate of authenticity on each purchase. Our buyers are also able to review an independent appraisal of the product being purchased. If a buyer is not satisfied at any time within 30 days from the date of purchase, a full refund will be made.

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

Perfume Fragrance Line

In July 2001, we entered into a Perfume Agreement with Palm Beach Perfumery, Inc., whereby Palm Beach Perfumery processes and distributes our first two fragrances. We have selectively test marketed the fragrances, and we are in the process of applying for trademark protection. In October 2002 we announced that we had started manufacturing our fragrances called “Dance” and “Classified” These fragrances will be advertised on television “InMotion with Dan Marino” which is scheduled to air the week of November 14, 2002. InMotion is a Zernon Corporation production and is not affiliated with Timebeat. In addition we have entered into negotiations with an up-and-coming new artist, Sheelee and a Japanese company, Fujisankel Communications International Inc. If successful these negotiations will result in 2LIVE and Fujisankel promoting Sheelee in the United States and Canada. In turn Fujisankel will promote Timebeat’s Dance fragrance line and lever off this association to create a new dimension for Sheelee to raise her profile in the United States.

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

2 Live Entertainment

In March 2002, we formed a new division called 2 Live Entertainment to operate in the music industry. This new division will focus on the following:
1)	identifying and developing new artists;
2)	identifying and obtaining the distribution rights to regional “break out” releases;
3)	developing a musical asset catalog (listing of artists);
4)	acquiring publishing rights;
5)	developing a creative support team of writers, musicians, choreographers, etc.;
6)	developing a revenue stream from mastering and producing compact discs;
7)	acquiring an existing digital production facility that creates an ongoing revenue stream and provides access to talent and materials; and
8)	utilizing and developing our own independent distribution network.

In June 2002, 2 Live Entertainment launched its Secretkiss.net dating website. This website targets persons aged 17 through 35. Currently, a free three-month membership is being offered. Thereafter, we will charge $10 per month. Corporate sponsors, such as Pepsi, Coca-Cola, Reebok, Jet Blue, McDonalds, Kodak, and Hollywood Jeans, give new members of the website coupons valued at three times their paid membership fees. The coupons are redeemable for merchandise on our timebeat4teens website or the sponsors’ own merchandise.

By the end of October 2002 2Live had completed the demo phase of three songs: “One Moment in time”, “I’ll fly halfway around the World”, and I’m searching for Love”. These will be recorded on master by William Surrette and are scheduled for release by January, 2003. Mr. Surrette has interviews scheduled with the New York Times and various teen magazines as well as potential spots on David Letterman and Jay Leno.

Timebeat has been successful in obtaining persons experienced in the music industry to manage and direct 2LIVE, Tony Harrison and Lamar Young. Mr. Harrison’s background in music production goes back to the early nineties by bringing European acts to the United States. As a Sony music producer he brought, Haddaway, Turbo B, Culture beat, 2 Unlimited and DJ Sammy.

RESULTS OF OPERATIONS

We incurred a net loss of $371,062 for the six months ended September 30, 2002, as compared to a net loss of $372,641 for the six months ended September 30, 2001. Our revenues were $106,244 for the six months ended September 30, 2002 as compared with revenues of $7,173 for the six month period ending September 30, 2001. The revenues were generated from sales in our Internet operations, and are net of sales or promotional discounts. Revenue from the sale of products offered on both the Timebeat4teens and Timebeat websites is recognized when the goods are shipped and received. The cost of goods sold related to these revenues was $33,818 leaving a gross margin of $72,426 as compared to a cost of goods sold of $8,440 and a gross margin of $(1,267) for the six months ended September 30, 2001. This increase is attributable to higher watch and jewelry sales due to higher website traffic and increasing awareness of Timebeat from our association with eBay. The cost of goods sold consisted primarily of the cost of the products, and included such items as inbound and outbound shipping costs. Cost of goods sold is comprised exclusively of the acquisition cost of the merchandise sold inclusive of any import duties. Our inventory is valued at the lower of cost and net realizable value. In addition, we generated interest income of $1,663. For the comparable period in 2001, we generated interest income of $1,815. The decrease is attributable to the cash balances being marginally lower during a period of lower interest rates decreasing interest income.

Our expenses were $445,151 for the six months ended September 30, 2002, as compared to $373,189 for the six months ended September 30, 2001 an increase of $71,962. Our increased levels of sales are allowing us to do more advertising, which increased by $43,903. Our increased level of activity (sales, 2Live and perfume) also resulted in higher management and consulting fees which increased by $120,502. Our increased sales activity is also reflected in higher telephone & fax expenses, which increased by $6,776. These increases were partially offset by lower expenses relating to professional fees which decreased by $33,450 now that the work relating to move to the US has been completed.

Due to our higher sales levels we expect that both sales revenues and costs related to that activity will continue to trend higher.

In accordance with certain United States Financial Accounting Standards Boards accounting standards, we are required to establish a fair market value based method of accounting for stock option compensation plans. We use the Black Scholes Option Pricing Model to determine the fair market value of employee stock options and other security based compensation.

Professional fees consisting primarily of legal, accounting and auditing decreased significantly as expected as the Company completed its equity line of credit and the move from Canada into the State of Nevada.

Anticipated Trends

Due to our limited operating history and the seasonality of our sales, we are unable to estimate future sales or trends at this time with any reasonable degree of certainty, however currently sales have increased significantly from last year and we expect that trend to continue

LIQUIDITY

During the six months ended September 30, 2002, we used cash of $156,160 for our operating activities, as compared to $243,563 for the period in 2001. A decrease of $87,403. This decrease is due in part to management’s efforts to control cash costs as well as an increase used of stock based compensation, which increased by $264,289. We received proceeds of $66,372 for the six months ended September 2002 compared to $264,289 for the six months ended September 2001 from the issuance of our common stock during the six months ended September 30, 2001. All our financing activities relate to the issuance of common stock for both periods. At September 30, 2002 we had working capital deficit of $64,910 as compared to $19,992 working capital surplus at March 31, 2002. Total current liabilities increased by $78,140. The decrease in working capital was primarily caused by an increase in the obligation to issue shares by $100,000.

FINANCIAL CONDITION

Our total assets decreased from $275,399 at March 31, 2002 to $266,268 at September 30, 2002. The increase was primarily attributable to the sale of share which increased stockholders' offset by an increase in the accumulated deficit that increased by the amount of our loss for the six months ended September 30, 2002.

CAPITAL ASSETS

Our capital assets are recorded at cost and are amortized over their estimated useful lives. We use a declining balance method per annum as follows: office equipment 30%, computer equipment 30%, and computer software 30%. For the six months ended September 30, 2002, our capital assets had a total net book value of $15,076

SEASONALITY

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

Mineral Exploration

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

Internet Web Sites

During the fiscal year ended 2001, we entered into a number of agreements and alliances which had a positive impact on our Web sites' traffic. This has contributed to the significant increase in sales.

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

Subsequent to the end of the three-month period ending June 2001, we reached an agreement with MTV to participate in The Real World/Road Rules Battle of the Seasons show. Our logo and selected retail partners were featured on-camera as well as verbally mentioned by the shows hosts. The show began airing on MTV in January 2002 and will continue to periodically air as a rerun. It is one of the most watched shows on MTV, has been one of the more popular series on MTV since it first aired 3 seasons ago and is broadcast to over 70 million households in the U.S. Internationally MTV is broadcast to over 342 million households on its 16 stations in 140 countries. In conjunction with the partnership, Timebeat4teens.com will also be featured on the Real World/Road Rules Challenge website with a hyperlink to the Timebeat4teens.com site. The Real World website (www.bunim-murray.com) currently receives 25,000 hits per day, 6,000 of which are from unique users. This association with MTV is expected to increase the traffic to the timebeat4teens website.

ADDITIONAL FUNDING

As of September 30, 2002 we had a working capital deficit of $64,910 however a significant portion of this deficit is made up liabilities which will be paid in shares such as stock subscriptions received ($23,000) and obligation to issue shares ($100,000) which were paid in shares after September 30. For these reasons, we believe we have sufficient working capital for the next few months. We will need external financing implement our plan of operations. On November 16, 2000, we entered into an investment agreement with Swartz Private Equity, LLC. The investment agreement entitles us to issue and sell our common stock from time to time for up to an aggregate of $25 million. This financing allows us to issue common stock and warrants at our discretion as often as monthly as funds are needed in amounts based upon certain market conditions, and subject to an effective registration statement. The pricing of each common stock sale is based upon current market prices at the time of each drawdown, and we may set a floor price for the shares at our discretion. There is no assurance that this financing arrangement will enable us to implement our long-term growth strategy. Accordingly, our sources of financing are uncertain if the desired proceeds from the Swartz equity financing arrangement are not obtained. In August 2002 we started our efforts to obtain financing from Swartz. Through November 12th our efforts have not been successful to management placing a minimum price on those shares. Due to the current low price of our shares and the low trading volume in our shares it is unlikely that financing will be obtained from Swartz. Our failure to obtain additional financing when needed could result in delay or the indefinite postponement of one or both of our business divisions and the possible loss of your entire investment.

FORWARD-LOOKING STATEMENTS

Certain statements in this Quarterly Report on Form 10-QSB, our Annual Report on Form 10-KSB for our fiscal year ended March 31, 2002, our Annual Report to Shareholders, as well as statements made by us in periodic press releases, oral statements made by our officials to analysts and shareholders in the course of presentations about ourselves, constitute “forward-looking statements” within the meaning of the Private Securities Litigation Act of 1995. Such forward- looking statements involve known and unknown risks, uncertainties, and other factors that may cause the actual results, performance or achievements of us to be materially different from any future results, performance or achievements expressed or implied by the forward looking statements. Such factors include, among other things, (1) general economic and business conditions; (2) interest rate changes; (3) the relative stability of the debt and equity markets; (4) competition; (5) the availability and cost of the products used in our Web sites; (6) demographic changes; (7) government regulations particularly those related to Internet commerce; (8) required accounting changes; (9) equipment failures, power outages, or other events that may interrupt Internet communications; (10) disputes or claims regarding our proprietary rights to our software and intellectual property; and (11) other factors over which we have little or no control.

ITEM 3.    CONTROLS AND PROCEDURES

We have recently evaluated our internal controls. As of November 20, 2002, there were no significant corrective actions taken by us or other changes made to these internal controls. Our management does not believe there were changes in other factors that could significantly affect these controls subsequent to the date of the evaluation.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

Not Applicable.

Item 2. Changes in Securities

During the three months ended September 30, 2002, we issued 54,780 shares of our common stock to Swartz Private Equity, LLC. No underwriters were used. Sales were made in reliance upon the exemption from registration contained in Section 4(2) of the Securities Act of 1933, as the purchasers was sophisticated financially and with respect to us.

Item 3. Defaults Upon Senior Securities

Not Applicable.

Item 4. Submission of Matters to a Vote of Security Holders

Not Applicable.

Item 5. Other Information

Not Applicable.

Item 6. Exhibits and Reports on Form 8-K

a)    Exhibits
Regulation S-B Number	Exhibit
2.1	Plan of Merger Merging Timebeat.com Enterprises Inc., a Wyoming Corporation into Timebeat.com Enterprises Inc., a Nevada Corporation (1)
3.1	Articles of Incorporation (2)
3.2	Bylaws (2)
10.1	Letter Agreement dated October 10, 1993 between the Company and Energex Minerals Ltd. regarding the JD Property (Amendment) (3)
10.2	Letter Agreement dated September 30, 1994 between the Company and Energex Minerals Ltd.(3)
10.3	Agreement dated January 10, 1996 between the Company and Energex Minerals Ltd.(3)
10.4	Agreement dated June 14, 1996 between the Company and Energex Minerals Ltd.(3)
10.5	Agreement dated December 6, 1996 between the Company and Cheni Resources Inc. and Meota Resources Corp.(3)
10.6	Maps of the Company’s Properties (3)

Regulation S-B Number	Exhibit
10.7	Stock Option Plan dated August 29, 1999 (3)
10.8	Letter of Intent dated March 5, 1999, between the Company, Watch Central Corporation and Timebeat.com Inc.(4)
10.9	Agreement dated December 14, 1999 between the Company, Watchzone.net Inc., the management of Watchzone.net Inc., and Timebeat.com Inc.(4)
10.10	Timebeat.com Asset Acquisition Agreement of Watchzone.net and Watchzone.tv, and Employment Agreement dated November 1, 2000 (4)
10.11	Malaspina Consultants Inc. Term Sheet office lease dated August 27, 1998 (4)
10.12	Consulting Agreement with Palm Beach Consulting Corp. dated February 25, 2001(4)
10.13	Amended and Restated Investment Agreement between the Company and Swartz Private Equity dated October 10, 2001 (4)
10.14	Amended and Restated Registration Rights Agreement between the Company and Swartz Private Equity dated October 10, 2001(4)
10.15	Form of Commitment Warrants (4)
10.16	Letter of Intent between Timebeat.com Enterprises Inc. and Frontline Performance, Inc. dated April 12, 2001(4)
10.17	Consulting Agreement with Eureka Ventures Inc. dated January 1, 2001 (5)
10.18	Consulting Agreement with Michele Albo dated June 1, 1999 (5)
10.19	Stock Option Agreement with Jack Stein dated March 15, 2002 (6)
10.20	Stock Option Agreement with Thomas L. Crom dated March 15, 2002 (6)
21	List of subsidiaries (6)
99.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
_____________________
(1)	Incorporated by reference to our proxy materials filed July 3, 2001
(2)	Incorporated by reference to our registration statement on Form S-8, file no. 333-75474.
(3)	Incorporated by reference to our Annual Report on Form 20-F for the fiscal year ended March 31, 1999, file no. 0-29260.
(4)	Incorporated by reference to our Registration Statement on Form SB-2, file no. 333-59222.
(5)	Incorporated by reference to our Annual Report on Form 10-KSB for the fiscal year ended March 31, 2001.
(6)	Incorporated by reference to our Annual Report on Form 10-KSB for the fiscal year ended March 31, 2002.

(b)	Reports on Form 8-K: None.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TIMEBEAT.COM ENTERPRISES INC.
(Registrant)

Date:	November 20, 2002	By:_/s/Thomas L. Crom_______________
Thomas L. Crom, Chief Financial Officer and
Corporate Secretary (Principal financial officer)

CERTIFICATIONS

I, Alexander Vileshin, certify that:
1.	I have reviewed this quarterly report on Form 10-QSB of Timebeat.com Enterprises Inc.;
2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;
3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;
4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and
c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and
b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	November 20, 2002	__/s/Alexander Vileshin________
Alexander Vileshin
President (Principal Executive Officer)

CERTIFICATIONS

I, Thomas L. Crom, certify that:
1.	I have reviewed this quarterly report on Form 10-QSB of Timebeat.com Enterprises Inc.;
2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;
3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;
4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and
c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and
b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	November 20, 2002	__/s/Thomas L. Crom______________
Thomas L. Crom
Chief Financial Officer