Form 10QSB
period 2002-12-31
TIMEBEAT COM ENTERPRISES INC /
filed 2003-02-19
CIK 1001808

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-QSB

(Mark One)
[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended: December 31, 2002
[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

20,145,149 shares of Common Stock, $0.001 par value, as of
December 31, 2002

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

SIGNATURES

CERTIFICATIONS

2

TIMEBEAT.COM ENTERPRISES INC.

CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in United States Dollars)
(Unaudited)

December 31, 2002

TIMEBEAT.COM ENTERPRISES INC.
CONSOLIDATED BALANCE SHEETS
(Expressed in United States dollars)
(Unaudited)
	December 31,	March 31,
	2002	2002

ASSETS

Current
Cash and cash equivalents	$ 36,340	$ 4,552
Receivables	25,717	32,489
Due from related parties (Note 3a)	20,883	-
Inventory	175,602	182,167
Prepaid expenses	63,878	38,746

Total current assets	322,420	257,954

Capital assets	14,042	17,445

Total assets	$ 336,462	$ 275,399

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current
Accounts payable and accrued liabilities	$ 98,522	$ 115,461
Due to related parties (Note 3a)	108,514	59,000
Stock subscriptions received in advance	-	63,501

Total current liabilities	207,036	237,962

Contingencies and commitments (Note 6)

Stockholders’ equity
Common stock (Note 4)
Authorized
100,000,000 common shares with a par value of $0.001 per share
Issued and outstanding
20,145,149 common shares (March 31, 2002 – 18,702,103)	20,145	18,702
Additional paid-in capital	16,093,488	15,570,667
Stock subscriptions receivable (Note 4)	(39,860)	(86,500)
Deferred stock-based compensation (Note 5)	(164,794)	(153,097)
Cumulative translation adjustment	45,800	45,800
Deficit	(15,825,353)	(15,358,135)

Total stockholders’ equity	129,426	37,437

Total liabilities and stockholders’ equity	$ 336,462	$ 275,399

Nature of operations (Note 1)

The accompanying notes are an integral part of these consolidated financial statements.

TIMEBEAT.COM ENTERPRISES INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Expressed in United States dollars)
(Unaudited)
	Three Month Period Ended December 31, 2002	Three Month Period Ended December 31, 2001	Nine Month Period Ended December 31, 2002	Nine Month Period Ended December 31, 2001

SALES	$ 217,468	$ 49,883	$ 323,712	$ 57,056

COST OF GOODS SOLD	120,221	24,030	154,039	32,470

GROSS PROFIT	97,247	25,853	169,673	24,586

GENERAL AND ADMINISTRATIVE EXPENSES
Advertising and promotion	(2,007)	31,409	44,205	33,718
Amortization	1,034	1,362	3,403	4,429
Bad debt expense	-	-	-	4,938
Commitment fees	-	-	-	22,405
Foreign exchange loss (gain)	1,257	(140)	3,039	6,239
Inventory write-down	-	-	-	5,594
Investor information and relations	36,822	1,308	53,593	14,232
Management and consulting fees	112,829	137,064	371,319	272,252
Merchant and bank charges	2,596	1,613	5,767	4,637
Office, secretarial and administration	2,103	4,548	9,228	10,551
Professional fees	12,622	18,435	39,041	78,304
Rent	6,577	6,495	20,442	19,660
Salaries and benefits	1,316	12,635	7,784	46,818
Telephone, fax and utilities	7,613	10,014	28,989	24,614
Transfer agent and regulatory fees	2,044	1,985	4,525	7,166
Travel	1,709	579	6,622	3,838
Web-site development	6,919	14,650	40,628	51,318

	(193,434)	(241,957)	(638,585)	(610,713)

Loss before other items	(96,187)	(216,104)	(468,912)	(586,127)
Other items
Interest and other income	31	10,279	1,694	12,094
Mineral exploration	-	-	-	(4,431)
Debt settlement	-	(8,374)	-	(8,374)

Loss for the period	$ (96,156)	$ (214,199)	$ (467,218)	$ (586,838)

Basic and fully diluted loss per share	$ (0.01)	$ (0.01)	$ (0.02)	$ (0.03)

Weighted average number of shares outstanding	19,572,758	18,001,733	19,240,298	17,237,201

The accompanying notes are an integral part of these consolidated financial statements.

TIMEBEAT.COM ENTERPRISES INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Expressed in United States dollars)
(Unaudited)
	Nine Month Period Ended December 31, 2002	Nine Month Period Ended December 31, 2001

CASH FLOWS FROM OPERATING ACTIVITIES
Loss for the period	$ (467,218)	$ (586,838)
Items not affecting cash:
Amortization	3,403	4,429
Debt settlement	-	8,374
Management and consulting fees paid by shares and stock options	235,038	24,666
Salaries and benefits paid by stock options	4,000	10,545
Shareholder information and investor relations paid by warrants and shares	42,242	104,464
Commitment fees paid by warrants	-	22,405
Write-down of inventory	-	5,594

Changes in non-cash working capital items:
Decrease in receivables	6,772	43,581
Decrease in inventory	6,565	624
(Increase) decrease in prepaid expenses	35,493	(70)
Decrease in accounts payable and accrued liabilities	(13,539)	(31,414)

Cash used in operating activities	(147,244)	(393,640)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds on issuance of common stock	93,901	295,289
Advances (to) from related parties	28,631	(19,141)
Stock subscriptions received in advance	-	125,600
Stock subscriptions receivable	56,500	-

Cash provided by financing activities	179,032	401,748

Increase in cash and cash equivalents during the period	31,788	8,108

Cash and cash equivalents, beginning of the period	4,552	35,044

Cash and cash equivalents, end of the period	$ 36,340	$ 43,152

Cash paid during the period for interest expense	$ -	$ -

Cash paid during the period for income taxes	$ -	$ -

Supplemental disclosure for cash flows (Note 7)

The accompanying notes are an integral part of these consolidated financial statements.

TIMEBEAT.COM ENTERPRISES INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in United States dollars)
(Unaudited)
DECEMBER 31, 2002

1.    NATURE OF OPERATIONS

The Company was incorporated on May 23, 1985 under the laws of the Province of British Columbia, Canada and subsequently continued to the Yukon Territory, Canada in September of 1999 and further continued to the state of Nevada on October 16, 2001. In connection with becoming a Nevada corporation, the Company’s authorized capital stock changed from 100,000,000 shares of common stock with no par value to 100,000,000 shares of common stock with a par value of $0.001 per share. The Company’s principal business activity includes the operation of e-commerce retail web sites specializing in sales of watches, fine jewelry as well as clothing and related products for teens and young adults.

The accompanying unaudited consolidated financial statements have been prepared by the Company in conformity with generally accepted accounting principles in the United States of America for interim financial statements. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary (consisting of normal recurring accruals) to present fairly the financial information contained therein. These unaudited consolidated financial statements do not include all disclosures required by generally accepted accounting principles in the United States of America and should be read in conjunction with the audited consolidated financial statements of the Company for the year ended March 31, 2002. The results of operations for the nine-month period ended December 31, 2002 are not necessarily indicative of the results to be expected for the year ending March 31, 2003.

Certain comparative figures have been reclassified to conform with the current period’s presentation.

2.    GOING CONCERN

These unaudited consolidated financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America with the on-going assumption that the Company will be able to realize its assets and discharge its liabilities in the normal course of business. However, certain conditions noted below currently exist which raise substantial doubt about the Company’s ability to continue as a going concern. These unaudited consolidated financial statements do not include any adjustments to the amounts and classifications of assets and liabilities that might be necessary should the Company be unable to continue as a going concern.

The operations of the Company have primarily been funded by the issuance of common stock. Continued operations of the Company are dependent on the Company’s ability to complete equity financings and/or generate profitable operations in the future. Management’s plan in this regard is to secure additional funds through future equity financings.
	December 31, 2002	March 31, 2002

Deficit	$ (15,825,353)	$ (15,358,135)
Working capital	115,384	19,992

TIMEBEAT.COM ENTERPRISES INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in United States dollars)
(Unaudited)
DECEMBER 31, 2002

3.    RELATED PARTY TRANSACTIONS

a)    Amounts due to or from directors and companies controlled by directors are unsecured, non-interest bearing with no fixed terms of repayment.

b)    The following amounts were paid or accrued to directors and companies controlled by directors:
	Nine-month period ended December 31, 2002	Nine-month period ended December 31, 2001

Management and consulting fees	$ 340,063	$ 128,693
Rent and office	10,800	14,850
Travel	2,834	-
Website development	15,750	-

c)    The Company’s watch and jewelry website is operated by a company controlled by a director and officer of the Company. Significant transactions with this company not disclosed elsewhere in these unaudited consolidated financial statements are as follows:
	Nine-month period ended December 31, 2002	Nine-month period ended December 31, 2001

Sales	$ -	$ 18,551
Purchases	64,080	-
Rent	5,900	4,500
Salaries and wages	-	1,981

These transactions are in the normal course of operations and are measured at the exchange amount, which is the amount of consideration established and agreed to by the related parties.

TIMEBEAT.COM ENTERPRISES INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in United States dollars)
(Unaudited)
DECEMBER 31, 2002

4.    COMMON STOCK

Common shares

In April 2002, the Company issued 97,666 shares of common stock for proceeds of $34,903 on the exercise of stock options.

On April 30, 2002, the Company completed a private placement consisting of 315,000 units for proceeds of $94,500, of which $63,501 had been received as of March 31, 2002. Each unit consists of one share of common stock and one share purchase warrant entitling the holder to acquire one share of common stock at a price of $0.35 per share until April 20, 2003 and at $0.37 per share until April 20, 2004.

On August 9, 2002, the Company elected to exercise a put to sell 54,780 shares of common stock of the Company to Swartz Private Equity LLC for subscriptions receivable of $9,860 pursuant to certain investment agreements (Note 6).

On October 22, 2002, the Company issued 50,000 shares of common stock at a fair value of $12,500 to a consultant pursuant to a one-year public relations and communications agreement. The Company also issued 12,000 units pursuant to a private placement at a price of $0.25 per unit for proceeds of $3,000. Each unit consists of one share of common stock and one share purchase warrant entitling the holder to acquire one share of common stock at a price of $0.30 per share until December 6, 2003 and at $0.35 per share until December 6, 2004.

On November 21, 2002, the Company issued the 350,000 compensatory shares of common stock to directors and officers of the Company at a fair value of $87,500 and an additional 200,000 compensatory shares of common stock to a consultant for services to be provided to March 31, 2003 at a fair value of at $40,000.

On December 4, 2002, the Company issued 250,000 shares of common stock at a fair value of $62,500 pursuant to a contract with Global Management Inc. for public relations services (Note 6b). The Company also issued 100,000 units pursuant to a private placement at $0.25 per unit for proceeds of $25,000. Each unit consists of one share of common stock and one share purchase warrant entitling the holder to acquire one share of common stock at a price of $0.30 per share until December 6, 2003 and at $0.35 per share until December 6, 2004. The Company issued a further 13,600 shares of common stock at a price of $0.25 per share to settle accounts payable totaling $3,400.

TIMEBEAT.COM ENTERPRISES INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in United States dollars)
(Unaudited)
DECEMBER 31, 2002

4.    COMMON STOCK (CONT’D)

Warrants

Following is a summary of the status of share purchase warrants outstanding as at December 31, 2002:
Number of Shares	Exercise Price	Expiry Date

1,713,168	$ 0.375	January 12, 2003 (subsequently expired)
418,667	0.30	January 12, 2003
	then at 0.375	January 12, 2004
315,000	0.35	April 20, 2003
	then at 0.37	April 20, 2004
112,000	0.30	December 6, 2003
	then at 0.35	December 6, 2004
150,000	0.50	December 31, 2003
150,000	0.75	December 31, 2003
150,000	1.25	December 31, 2003
760,000	0.75	July 10, 2005
144,000	0.75	July 10, 2005
90,400	0.3438	April 10, 2006

5.    STOCK-BASED COMPENSATION

The Company has established two share purchase option plans whereby the board of directors may, from time to time, grant options. The first plan allows for up to 3,200,000 shares of the Company to be granted to directors, officers, employees and consultants. The second plan, the 2002 Nonstatutory Option Plan, allows for up to 3,000,000 shares of the Company to be granted to employees and consultants. In total, 6,200,000 shares of the Company are available through the option plans. The maximum term of any option granted is five years.

Following is a summary of stock option activity:
	Number of Shares	Weighted Average Exercise Price

Outstanding at March 31, 2002	2,660,000	$ 0.53
Exercised	(97,666)	0.36
Granted	1,210,000	0.13

Outstanding at December 31, 2002	3,772,334	0.35

Exercisable at December 31, 2002	2,373,667	0.42

Weighted average fair value of options granted during the period	$ 0.12

TIMEBEAT.COM ENTERPRISES INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in United States dollars)
(Unaudited)
DECEMBER 31, 2002

5.    STOCK-BASED COMPENSATION (CONT’D)

Following is a summary of the status of options outstanding as at December 31, 2002:

Outstanding Options			Exercisable Options
Number of Shares	Exercise Price	Expiry Date	Number of Shares

304,000	CDN $ 0.77	March 8, 2004	304,000
50,000	1.03	June 1, 2004	50,000
300,000	0.76	August 16, 2004	300,000
681,000	0.76	September 30, 2004	681,000
80,000	0.76	May 19, 2005	80,000
50,000	1.15	June 15, 2005	50,000
23,334	0.56	October 15 2005	23,334

50,000	US $ 0.38	September 10, 2004	33,333
500	0.37	March 31, 2006	500
101,000	0.51	April 16, 2006	67,334
120,000	0.37	November 21, 2006	80,000
250,000	0.40	March 14, 2007	116,667
552,500	0.40	March 15, 2007	184,166
1,210,000	0.13	December 20, 2007	403,333

The Company granted 1,210,000 (2001 – 471,500) options to consultants and employees during the nine-month period ended December 31, 2002. Accordingly, the stock-based compensation expense utilizing the Black-Scholes option pricing model was $47,745 (2001 - $48,503) for the nine-month period ended December 31, 2002. The amount expensed during the nine month period ended December 31, 2002 for the granting of prior stock options was $83,793 (2001 - $88,911). These amounts have been recorded as management and consulting fees of $127,538 (2001 - $104,464) and salaries and benefits of $4,000 (2001 - $10,595). A balance of $164,794 (March 31, 2002 - $153,097) remains to be amortized to expense over the remaining term of the consultants’ and employees’ services.

The Company also issued a total of 450,000 (2001 – 90,400) warrants during the nine month period ended December 31, 2002 to third parties pursuant to certain agreements (Note 6a). Accordingly, the stock-based compensation recognized for the issuance of these warrants using the Black-Scholes option pricing model was $7,867 (2001 - $Nil) which has been recorded as investor information and relations and $Nil (2001 - $22,405) which has been recorded as commitment fees.

The Company uses the Black-Scholes option pricing model to determine the fair value of options and similar instruments granted at the issuance date. In determining the fair value, the following assumptions were used:
	December 31, 2002	December 31, 2001

Risk free interest rate	1.95%	4.75%
Expected life	3 years	2.89 years
Expected volatility	137.52%	139.31%
Expected dividends	-	-

TIMEBEAT.COM ENTERPRISES INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in United States dollars)
(Unaudited)
DECEMBER 31, 2002

5.    STOCK-BASED COMPENSATION (CONT’D)

For the nine-month period ended December 31, 2002, a total of 350,000 shares with a fair value of $87,500 were issued to certain directors and officers as compensation for services.

The Company issued 50,000 shares at a fair value of $12,500 to a consultant pursuant to a one-year public relations and communications agreement, $9,375 of which was prepaid at December 31, 2002.

The Company issued an additional 200,000 compensatory shares at a fair value of $40,000 to a consultant for services to be provided to March 31, 2003, $20,000 of which was prepaid at December 31, 2002.

The Company issued 250,000 shares at a fair value of $62,500 pursuant to a contract with Global Management Inc. (Note 6b) for public relations services, $31,250 of which was prepaid at December 31, 2002.

6.    CONTINGENCIES AND COMMITMENTS
a)	The Company has passed various resolutions related to investment agreements with Swartz Private Equity LLC (“Swartz”) for raising proceeds through stock issuances of up to $25,000,000 with Swartz. The agreements contain conditions that the Company meets certain listing and pricing requirements for its stock. Funds will be made available subject to the Company meeting these and other conditions. In conjunction with this agreement, the Company granted warrants to purchase 90,400 shares exercisable at $0.3438 until April 10, 2006 during the nine-month period ended December 31, 2001. The 90,400 warrants were recorded at their fair value of $22,405 as commitment fees.

b)	The Company entered into a one year contract with Global Management Inc. (“Global”) for public relations services wherein Global was granted 450,000 warrants exercisable until December 31, 2003 at a price of $0.50 per share for 150,000 warrants, $0.75 per share for 150,000 warrants and $1.25 per share for 150,000 warrants and a total of 500,000 shares within six months, 250,000 of which are issued to December 31, 2002.

7.    SUPPLEMENTAL DISCLOSURE FOR CASH FLOWS

During the nine month period ended December 31, 2002, the Company issued shares in the amount of $63,501 in exchange for stock subscriptions received in advance of $63,501 and issued 54,780 shares for $9,860 subscriptions receivable. The Company also issued shares in exchange for services to various parties for a total of $202,500, $60,625 of which was included in prepaid expenses at December 31, 2002. A further 13,600 shares were issued to settle accounts payable totaling $3,400.

During the nine month period ended December 31, 2001, the Company issued shares of common stock in the amount of $37,041 in exchange for stock subscriptions received previously of $37,041.

TIMEBEAT.COM ENTERPRISES INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in United States dollars)
(Unaudited)
December 31, 2002

8.    SEGMENTED INFORMATION

The Company operates in the business of selling jewelry, watches and clothing and related products through e-commerce retail web sites.

The Company operates in two geographic segments being Canada and the United States of America.

Segmented geographic information as at December 31, 2002 is as follows:
	Canada	U.S.A.	Total

Capital assets	$ 2,542	$ 11,500	$ 14,042
Total assets	26,832	309,630	336,462
Sales	-	323,712	323,712
Amortization	598	2,805	3,403
Loss	(236,050)	(231,168)	(467,218)

Segmented information as of December, 2001 comprises the following:

	Canada	U.S.A.	Total

Capital assets	$3,473	$15,254	$18,727
Total assets	5,969	271,447	277,416
Sales	-	57,056	57,056
Amortization	798	3,631	4,429
Loss	(316,715)	(270,123)	(586,838)

9.    SUBSEQUENT EVENTS

Subsequent to December 31, 2002, 1,713,168 warrants exercisable at a price of $0.375 expired unexercised (Note 4).

ITEM 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Our financial statements were prepared in accordance with United States generally accepted accounting principles (“US GAAP”).

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

OVERVIEW

We were incorporated under the name Ocean Marine Technologies Inc. in the Province of British Columbia, Canada on May 23, 1986. We initially focused our business on the potential use of a research motor vehicle named Ocean Explorer I. We intended to use this vessel in developing technology that would minimize the growth and spread of the Zebra Mussels in the Great Lakes. We borrowed funds from Ecofab Plastic Covers Ltd. and Caulfied Consultants Inc., and our loans were secured by a mortgage against the Ocean Explorer I. We were unable to repay the loans and Ecofab Plastic Covers Ltd. and Caulfied Consultants Inc. obtained a judgment against us in the amount of $263,000. Ecofab Plastic Covers Ltd. and Caulfied Consultants Inc. subsequently agreed to accept the Ocean Explorer I “as is, where is”, along with all of its liabilities, as full satisfaction of the judgment. Due to a number of circumstances, we decided to abandon our initial focus.

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

In 1995, 1996 and 1997, we acquired other claims surrounding the JD Gold-Silver property by staking property that was not previously owned.

2.	AL and Lawyers Properties. By a letter of intent dated December 6, 1996 with Cheni Resources Inc., we received the right to earn an undivided 100% interest in the AL and Lawyers properties comprising 22,645 acres in the Omineca Mining Division, and located 12 kilometers south of the JD Gold-Silver Property. The property may contain gold, silver, copper and other minerals. In exchange for this right, we are required to (1) make annual lease payments on or before December 31st of Cdn$18,000 to the Government of British Columbia, (2) issue 400,000 shares of common stock to Cheni Resources Inc., in separate amounts of 300,000 and 100,000 shares, (3) pay Cheni Resources Inc. Cdn$10,000, and (4) incur Cdn$500,000 in exploration expenditures on the property. As of December 31, 2000, we have fully performed our obligations and paid Cheni Resources Inc. Cdn$30,000 in lieu of issuing 100,000 shares of common stock.

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

Internet Web Site Timebeat.com

On March 5, 1999, we entered into a letter of intent with Watch Central Corporation and Timebeat.com Inc., our wholly owned non-public subsidiary that we incorporated in the State of Nevada on March 17, 1999. Under the letter of intent, we paid Watch Central Corporation $50,000 in exchange for its services to design, develop, beta test and implement an e-commerce Web site that would market, sell and repair fine gold jewelry and watches. We also paid Watch Central Corporation $3,000 a month for consulting services and $2,000 a month for rent. We currently Watch Central Corporation only $500 per month for rent. Watch Central Corporation subsequently became an affiliate, as Alexander Vileshin is an officer and director for both Watch Central Corporation and us. In September 1999, we re-incorporated in the Yukon Territory, Canada, and changed our name to Timebeat.com Enterprises Inc. to reflect our new e-commerce focus.

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

In December 2000, we signed a licensing agreement with eBay, Inc. (NASDAQ: EBAY), the world’s leading online trading community. Under this agreement, eBay users are able to access content from www.watchzone.net.    We are hopeful this will result in an increased number of visitors to our Web site. We receive no income from either eBay or the visitor; however this arrangement generates more visitors to our websites and has the effect of making our websites better known.

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

Perfume Fragrance Line

In July 2001, we entered into a Perfume Agreement with Palm Beach Perfumery, Inc., whereby Palm Beach Perfumery processes and distributes our first two fragrances. We have selectively test marketed the fragrances, and we are in the process of applying for trademark protection In October 2002 we announced that we had started manufacturing our fragrances called “Dance” and “Classified.” These fragrances were advertised on television “InMotion with Dan Marino” which aired the week of November 14, 2002. InMotion is a Zernon Corporation production and is not affiliated with Timebeat. In addition we have entered into negotiations with an up-and-coming new artist, Sheelee and a Japanese company, Fujisankel Communications International Inc. If successful these negotiations will result in 2LIVE and Fujisankel promoting Sheelee in the United States and Canada. In turn, Fujisankel will promote Timebeat’s Dance fragrance line and lever off this association to create a new dimension for Sheelee to raise her profile in the United States.

In March 2002, we engaged Florribean Productions Inc. to provide marketing and advertising services in connection with our perfume fragrance line and e-commerce business. The term of the consulting agreement began April 1, 2002 and continues through March 31, 2004. We agreed to compensate Florribean with stock options to purchase up to 250,000 shares at $0.40 per share, 10% of advertising revenues brought in by Florribean, and 3% of product sales generated by any spokesperson brought in by Florribean. The options expire March 15, 2007 and are vested as to 50,000 shares upon execution of the agreement, one-third of the remaining 200,000 options vest September 15, 2002, one-third vests March 14, 2003, and the last third vests March 14, 2004. As of February 17, 2003, Florribean has not obtained a spokesperson.

Limited cash resources have postponed aggressive promotion and development of the business opportunities presented by the Perfume Fragrance Line. In addition the fast growing watch sales have limited management’s time involvement in this area.

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

By the end of October 2002, 2Live had completed the demo phase of three songs: “One Moment in time,” “I’ll fly halfway around the World,” and “I’m searching for Love.” These songs are proposed to be recorded on master by William Surette in 2003. Additional work will need to be done to produce a finished product.

Timebeat has been successful in obtaining persons experienced in the music industry to manage and direct 2LIVE. Tony Harrison and Lamar Young. Mr. Harrison’s background in music production goes back to the early nineties by bringing European acts to the US. As a Sony music producer he produced Haddaway, Turbo B, Culture beat, 2 Unlimited and Dj Sammy.

RESULTS OF OPERATIONS

We incurred a net loss of $467,218 for the nine months ended December 31, 2002, as compared to a net loss of $586,838 for the nine months ended December 31, 2001. Our revenues were $323,712 for the nine months ended December 2002 as compared with revenues of $57,056 for the nine-month period ending December 2001. The revenues were generated from sales in our Internet operations, and are net of sales or promotional discounts. Revenue from the sale of products offered on both the Timebeat4teens and Timebeat websites is recognized when the goods are shipped and received. The cost of goods sold related to these revenues was $154,039 leaving a gross margin of $169,673 (52.4%) as compared to a cost of goods sold of $32,470 and a gross margin of $24,586 (43.1%) for the nine months ended December 31, 2001. This increase is attributable to higher watch and jewelry sales due to higher website traffic and increasing awareness of Timebeat from our association with eBay. The cost of goods sold consisted primarily of the cost of the products, and included such items as inbound and outbound shipping costs. Cost of goods sold is comprised exclusively of the acquisition cost of the merchandise sold inclusive of any import duties. Our inventory is valued at the lower of cost and net realizable value. In addition, we generated interest and other income of $1,694. For the comparable period in 2001, we generated interest and other income of $12,094. The decrease is attributable to the cash balances being marginally lower during a period of lower interest rates decreasing interest income.

Our expenses were $638,585 for the nine months ended December 31, 2002, as compared to $610,713 for the nine months ended December 31, 2001, an increase of $27,872. Even with a sales increase of 467%, management was able to hold expenses to only a 4.6% increase. Management and consulting fees increased by $99,067, principally due to stock based compensation of $87,500 (see note 3 of Notes to the Consolidated Financial Statements).

These increases were partially offset by lower expenses relating to professional fees which decreased by $39,263, now that the work relating to move to the US has been completed.

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

For the nine months ended December 31, 2002 we achieved positive cash flow from operations for the first time in our history. This was due in large part to management focusing on watch sales. Sales would have been higher but certain popular models were sold out earlier. Despite this we came very close to our target goal of sales of $325,000, a shortfall of only $1,288.

Although management is optimistic that its positive cash flow from operations will continue there is no certainty that it will in fact continue.

LIQUIDITY

During the nine months ended December 31, 2002, we used cash of $147,244 for our operating activities, as compared to $393,640 for the period in 2001, a decrease of $246,396. This decrease is due in part to management’s efforts to control cash costs as well as an increase in stock based compensation and significantly higher sales levels. We received proceeds of $179,032 for the nine months ended December 31, 2002 compared to $401,748 for the nine months ended December 31, 2001 from financing activities. All our financing activities related to the issuance of common stock and related party advances for both periods.

At December 31, 2002 we had a working capital surplus of $115,384 as compared to a $19,992 working capital surplus at March 31, 2002. Total current liabilities decreased by $30,926. The increase in working capital was primarily caused by the issuance of shares for cash and achieving positive cash flow from operations during the nine months ended December 31, 2002.

FINANCIAL CONDITION

Our total assets increased from $275,399 at March 31, 2002 to $336,462 at December 31, 2002. The increase was primarily attributable to the sale of common shares during the nine-month period as well as the better financial performance of the Company

CAPITAL ASSETS

Our capital assets are recorded at cost and are amortized over their estimated useful lives. We use a declining balance method per annum as follows: office equipment 30%, computer equipment 30%, and computer software 30%. As of December 31, 2002, our capital assets had a total net book value of $14,042.

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

Internet Web Sites

During the fiscal year ended 2001, we entered into a number of agreements and alliances which had a positive impact on our Web sites’ traffic. This has contributed to the significant increase in sales.

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

During the fiscal year ended March 31, 2002, we reached an agreement with MTV to participate in The Real World/Road Rules Battle of the Seasons show. Our logo and selected retail partners were featured on-camera as well as verbally mentioned by the shows hosts. The show aired on MTV in January 2002. It is one of the most watched shows on MTV, has been one of the more popular series on MTV since it first aired 3 seasons ago and is broadcast to over 70 million households in the U.S. Internationally MTV is broadcast to over 342 million households on its 16 stations in 140 countries. In conjunction with the partnership, Timebeat4teens.com was also featured on the Real World/Road Rules Challenge website with a hyperlink to the Timebeat4teens.com site. The Real World website (www.bunim-murray.com) currently receives 25,000 hits per day, 6,000 of which are from unique users. We believe that this association with MTV increased the traffic to the timebeat4teens website.

ADDITIONAL FUNDING

As of December 31, 2002 we had a working capital surplus of $115,384. For these reasons, we believe we have sufficient working capital for the next few months. However, we will need external financing implement our plan of operations concerning 2Live and the perfume sales. On November 16, 2000, we entered into an investment agreement with Swartz Private Equity, LLC. The investment agreement entitles us to issue and sell our common stock from time to time for up to an aggregate of $25 million. This financing allows us to issue common stock and warrants at our discretion as often as monthly as funds are needed in amounts based upon certain market conditions, and subject to an effective registration statement. The pricing of each common stock sale is based upon current market prices at the time of each drawdown, and we may set a floor price for the shares at our discretion. There is no assurance that this financing arrangement will enable us to implement our long-term growth strategy. Accordingly, our sources of financing are uncertain if the desired proceeds from the Swartz equity financing arrangement are not obtained. In August 2002 we started our efforts to obtain financing from Swartz. Through February 14, 2003, our efforts have not been successful to management placing a minimum price on those shares. Due to the current low price of our shares and the low trading volume in our shares it is unlikely that financing will be obtained from Swartz. Our failure to obtain additional financing when needed could result in delay or the indefinite postponement of one or both of our business divisions and the possible loss of your entire investment.

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

ITEM 3.    CONTROLS AND PROCEDURES

We have recently evaluated our internal controls. As of February 18, 2003, there were no significant corrective actions taken by us or other changes made to these internal controls. Our management does not believe there were changes in other factors that could significantly affect these controls subsequent to the date of the evaluation.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

Not Applicable.

Item 2. Changes in Securities

During the three months ended December 31, 2002, we issued shares of our common stock as follows:

•	50,000 shares at a fair value of $12,500 to a consultant pursuant to a one-year public relations and communications agreement;
•	12,000 units for cash of $3,000, with each unit consisting of one share of common stock and one share purchase warrant;
•	350,000 compensatory shares to our directors and officers at a fair value of $87,500;
•	200,000 compensatory shares to a consultant for services at a fair value of $40,000;
•	250,000 shares at a fair value of $62,500 pursuant to a contract with Global Management Inc. for public relations services;
•	100,000 units for cash of $25,000, each unit consisting of one share of common stock and one share purchase warrant; and
•	13,600 shares to settle accounts payable totaling $3,400.

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

Not Applicable.

Item 5. Other Information

Not Applicable.

Item 6. Exhibits and Reports on Form 8-K

a)    Exhibits

Regulation S-B Number	Exhibit
2.1	Plan of Merger Merging Timebeat.com Enterprises Inc., a Wyoming Corporation into Timebeat.com Enterprises Inc., a Nevada Corporation (1)
3.1	Articles of Incorporation (2)
3.2	Bylaws (2)

Regulation S-B Number	Exhibit
10.1	Letter Agreement dated October 10, 1993 between the Company and Energex Minerals Ltd. regarding the JD Property (Amendment) (3)
10.2	Letter Agreement dated September 30, 1994 between the Company and Energex Minerals Ltd.(3)
10.3	Agreement dated January 10, 1996 between the Company and Energex Minerals Ltd.(3)
10.4	Agreement dated June 14, 1996 between the Company and Energex Minerals Ltd.(3)
10.5	Agreement dated December 6, 1996 between the Company and Cheni Resources Inc. and Meota Resources Corp.(3)
10.6	Maps of the Company’s Properties (3)
10.7	Stock Option Plan dated August 29, 1999 (3)
10.8	Letter of Intent dated March 5, 1999, between the Company, Watch Central Corporation and Timebeat.com Inc.(4)
10.9	Agreement dated December 14, 1999 between the Company, Watchzone.net Inc., the management of Watchzone.net Inc., and Timebeat.com Inc.(4)
10.10	Timebeat.com Asset Acquisition Agreement of Watchzone.net and Watchzone.tv, and Employment Agreement dated November 1, 2000 (4)
10.11	Malaspina Consultants Inc. Term Sheet office lease dated August 27, 1998 (4)
10.12	Consulting Agreement with Palm Beach Consulting Corp. dated February 25, 2001(4)
10.13	Amended and Restated Investment Agreement between the Company and Swartz Private Equity dated October 10, 2001 (4)
10.14	Amended and Restated Registration Rights Agreement between the Company and Swartz Private Equity dated October 10, 2001(4)
10.15	Form of Commitment Warrants (4)
10.16	Letter of Intent between Timebeat.com Enterprises Inc. and Frontline Performance, Inc. dated April 12, 2001(4)
10.17	Consulting Agreement with Eureka Ventures Inc. dated January 1, 2001 (5)
10.18	Consulting Agreement with Michele Albo dated June 1, 1999 (5)
10.19	Stock Option Agreement with Jack Stein dated March 15, 2002 (6)
10.20	Stock Option Agreement with Thomas L. Crom dated March 15, 2002 (6)
21	List of subsidiaries (6)
99.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
_____________________
(1)	Incorporated by reference to our proxy materials filed July 3, 2001

(2)	Incorporated by reference to our registration statement on Form S-8, file no. 333-75474.
(3)	Incorporated by reference to our Annual Report on Form 20-F for the fiscal year ended March 31, 1999, file no. 0-29260.
(4)	Incorporated by reference to our Registration Statement on Form SB-2, file no. 333-59222.
(5)	Incorporated by reference to our Annual Report on Form 10-KSB for the fiscal year ended March 31, 2001.
(6)	Incorporated by reference to our Annual Report on Form 10-KSB for the fiscal year ended March 31, 2002.

(b)    Reports on Form 8-K: None.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
TIMEBEAT.COM ENTERPRISES INC.
(Registrant)

Date: February 19, 2003	By:	/s/ Thomas L. Crom
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

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:    February 19, 2003
By:	/s/ Alexander Vileshin
Alexander Vileshin
President (Principal Executive Officer)

I, Thomas L. Crom, certify that:
1.	I have reviewed this quarterly report on Form 10-QSB of Timebeat.com Enterprises Inc.;
2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;
3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;
4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
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

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:    February 19, 2003
By:	/s/ Thomas L. Crom
Thomas L. Crom
Chief Financial Officer

