Form 10KSB
period 2003-03-31
TIMEBEAT COM ENTERPRISES INC /
filed 2003-08-15
CIK 1001808

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

[X]   ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
      1934
                    FOR THE FISCAL YEAR ENDED MARCH 31, 2003

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                         Commission file number: 0-29260

                          TIMEBEAT.COM ENTERPRISES INC.
                 (Name of small business issuer in its charter)


                  NEVADA                               86-1040643
     (State or other jurisdiction of                (I.R.S. Employer
      incorporation or organization)               Identification No.)

                     P.O. BOX 9, PAYSON, ARIZONA 85547-0009
               (Address of principal executive offices)(Zip Code)

                    Issuer's telephone number: (928) 474-9151

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

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.[ ]

           Issuer's revenues for its most recent fiscal year: $498,939

      Aggregate market value of the voting and non-voting common stock held by non-affiliates of the issuer as of July 5, 2003: $1,463,523.60

    Number of shares outstanding of issuer's common stock, $0.001 par value, as of July 5, 2003: 20,145,149

                    Documents incorporated by reference: NONE

       Transitional Small Business Disclosure Format (check one): Yes    No  X

Exhibit index on consecutive page 23                          Page 1 of 63 Pages

                                     PART I

                           FORWARD LOOKING STATEMENTS

Under the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, we caution readers regarding forward looking statements found in this report and in any other statement made by, or on our behalf, whether or not in future filings with the Securities and Exchange Commission. Forward-looking statements are statements not based on historical information and which relate to future operations, strategies, financial results or other developments. Forward looking statements are necessarily based upon estimates and assumptions that are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control and many of which, with respect to future business decisions, are subject to change. These uncertainties and contingencies can affect actual results and could cause actual results to differ materially from those expressed in any forward looking statements made by or on our behalf. We disclaim any obligation to update forward-looking statements.

ITEM 1.  DESCRIPTION OF BUSINESS.
================================================================================

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

         We subsequently acquired the 15% net profit interest from Energex Minerals Ltd. for payment of Cdn$12,500 and the issuance of 100,000 shares of common stock. So long as the property is not in production, we were also required to pay Energex Minerals Ltd. a fixed annual royalty prior to December 31st of Cdn$3,588. Energex Minerals is no longer in existence and we have not been advised of any successor to Energex' interests. Accordingly, we did not make any royalty payment during the fiscal years ended March 31, 2002 and 2003.

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

We are planning to sell these properties and will continue to maintain the leases while this is completed. We expect the cost of maintaining these properties to be less than $10,000 per year for the next few years.

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

INTERNET WEB SITE TIMEBEAT.COM

On March 5, 1999, we entered into a letter of intent with Watch Central Corporation and Timebeat.com Inc., our wholly owned non-public subsidiary which we incorporated in the State of Nevada on March 17, 1999. Under the letter of intent, we were to pay Watch Central Corporation $50,000 in exchange for its services to design, develop, beta test and implement an e-commerce Web site that would market, sell and repair fine gold jewelry and watches. This $50,000 has not been paid however it is shown as an accrued liability. We also agreed to pay Watch Central Corporation $3,000 a month for consulting services and $2,000 a month for rent. We currently pay Watch Central Corporation only $500 per month for rent. Watch Central Corporation subsequently became an affiliate, as Alexander Vileshin is an officer and director for both Watch Central Corporation and us. In September 1999, we re-incorporated in the Yukon Territory, Canada, and changed our name to Timebeat.com Enterprises Inc. to reflect our new e-commerce focus.

We launched our Web site in November 1999 and offer for sale brand name high quality watches and jewelry. Since we do not maintain an inventory of watches except for the Montres Allison watches, we rely upon our contacts in the wholesale watch industry to purchase a watch the same day it is ordered on our Web site. We cannot assure you that we will be able to purchase products on the same day, or maintain our existing contracts. We do maintain an inventory of jewelry. We use and rely upon the information provided by each manufacturer to describe the products on our Web site.

In June 2000, we launched our auction component of WWW.TIMEBEAT.COM which offers an auction and authentication of timepieces, jewelry and special products. We offer a twelve-month assurance guarantee for our buyers, which we believe will increase their confidence in making a purchase. We authenticate the products and issue a certificate of authenticity on each purchase. Our buyers are also able to review an independent appraisal of the product being purchased. If a buyer is not satisfied at any time within 30 days from the date of purchase, a full refund will be made. This refund offer does not apply to any sales made via an auction site such as www.ebay.com.

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

In November 2000, we entered into another agreement with the management of Watchzone.net Inc., which modified and replaced the original agreement. Under this agreement, we receive all of the advertising revenue and own the Web site even if Timebeat.com Inc. ceases to do business. In exchange, we granted an additional 75,000 options at a price of $0.56 per share, and repriced the previous options at $0.56 per share. We also made total cash payments of $8,436 in exchange for the domain name Watchzone.tv, non-compete provisions, and for advertising on our other Web sites.

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

In December 2000, we signed a licensing agreement with eBay, Inc. (NASDAQ:
EBAY), the world's leading online trading community. Under this agreement, eBay users are able to access content from WWW.WATCHZONE.NET. We are hopeful this will result in an increased number of visitors to our Web site. We receive no income from either eBay or the visitor; however this arrangement generates more visitors to our Web sites and has the effect of making our Web sites better known.

TIMEBEAT4TEENS.COM

In June 2001, we launched our new Web site called WWW.TIMEBEAT4TEENS.COM. This Web site is an e-commerce site that sells jewelry, watches, music, clothing and related items to the young adult market age group between 10 to 24 years old. We believe that by cross-promoting our Web sites, we may be able to reach both parents and their children. The Web site is database driven and all items, customer transactions and the functionality is based upon the Coldfusion platform. We have established relationships with various teen magazines to assist us in the marketing of our Web site. We launched the "second generation" of this web site in March 2002

WWW.TIMEBEAT4TEENS.COM hosts over 70 virtual stores offering approximately 15,000 products including fashions from leading apparel manufacturers such as Trina Trk, Cottondale - Paris, Nannette Lepore, XOXO, Rem Garson, and over 3,500 different name brand men's and women's fragrances. We have an array of shoes, lingerie and handbags from manufacturers such as Steve Madden, Tuanh, Leah Aiken, Shirley of Hollywood, Leg Ave, Chateau, Leah Aiken, Moyna and Teresa Findlay. We also provide hotel and travel packages.

PERFUME FRAGRANCE LINE

In July 2001, we entered into a Perfume Agreement with Palm Beach Perfumery, Inc., whereby Palm Beach Perfumery processes and distributes our first two fragrances. We have selectively test marketed the fragrances, and we are in the process of applying for trademark protection. We had planned to start manufacturing our fragrances, called "Dance" and "Classified" in October 2002 which would have been in combination with an advertising campaign to be launched with Zernon however Zernon failed to deliver and these plans were cancelled indefinitely in part due to the rise of watch sales.

In March 2002, we engaged Florribean Productions Inc. to provide marketing and advertising services in connection with our perfume fragrance line and e-commerce business. The term of the consulting agreement began April 1, 2002 and continues through March 31, 2004. We agreed to compensate Florribean with stock options to purchase up to 250,000 shares at $0.40 per share, 10% of advertising revenues brought in by Florribean, and 3% of product sales generated by any spokesperson brought in by Florribean. The options expire March 15, 2007 and are vested as to 50,000 shares upon execution of the agreement, one-third of the remaining 200,000 options vest September 15, 2002, one-third vests March 14, 2003, and the last third vests March 14, 2004. As of July 10, 2003, Florribean has not obtained a spokesperson.

2 LIVE ENTERTAINMENT

In March 2002, we formed a new division called 2 Live Entertainment to operate in the music industry. This new division will focus on the following:

         o    identifying and developing new artists;

         o identifying and obtaining the distribution rights to regional "break out" releases;

         o    developing a musical asset catalog (listing of artists);

         o    acquiring publishing rights;

         o developing a creative support team of writers, musicians, choreographers, etc.;

         o developing a revenue stream from mastering and producing compact discs;

         o acquiring an existing digital production facility that creates an ongoing revenue stream and provides access to talent and materials; and

         o    utilizing and developing our own independent distribution network.

In June 2002, 2 Live Entertainment launched its Secretkiss.net dating Web site. This Web site targets persons aged 17 through 35. Currently, a free three-month membership is being offered. Thereafter, we will charge $10 per month. Corporate sponsors, such as Pepsi, Coca-Cola, Reebok, Jet Blue, McDonalds, Kodak, and Hollywood Jeans, give new members of the Web site coupons valued at three times their paid membership fees. The coupons are redeemable for merchandise on our timebeat4teens Web site or the sponsors' own merchandise. We are seeking persons experienced in the music industry to manage and direct 2 Live Entertainment.

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

         o EBAY.COM, which is an online auction Web site selling a variety of products.

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

         o Customer Service. We are committed to providing customers with a high level of personalized service. Our customer service representatives are available over the telephone and through e-mail, and are trained to answer a broad array of questions regarding product styles, features, technical specifications, as well as product recommendations. Before shipping a product, we inspect each product, and in the case of watches, set the time and date for the customer. In addition, we offer complimentary gift-wrapping and same-day shipping on orders placed before 4:00 p.m. Eastern Standard Time and free standard overnight shipping in the United States. We offer a 60-day return policy on new watches purchased through our Web sites, and a 30-day return policy on all other products to ensure customer satisfaction. We also offer our watch customers a certification of authenticity, repair and battery replacement services and a Timebeat.com warranty for the length of the manufacturer's warranty plus an additional two years.

         o Geographic Location. By selling online, we are able to reach consumers throughout the U.S. and worldwide. Consumers are able to go to one location and find an extensive selection of products and information as compared to visiting several stores with limited product offerings.

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

RESEARCH AND DEVELOPMENT

We do not spend a significant amount of time or money on research and development. Instead, we rely heavily on third parties for essential business operations, including: Internet access; development of software for new Web site features; content; and telecommunications. Our Web sites are hosted through the following companies:

         o WWW.TIMEBEAT.COM is hosted by Beyond Solutions Inc. in St. Joseph, Missouri;

         o WWW.SECRETKISS.NET is hosted by Advances.com in Fort Lauderdale, Florida;

         o WWW.WATCHZONE.NET is hosted by Advances.com in Fort Lauderdale, Florida; and

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

EMPLOYEES

As of July 10, 2003, we had 18 part-time seasonal contractors and consultants. None of our employees is covered by a collective bargaining agreement. We believe our relations with our employees are good.

PRINCIPAL OFFICES

We have offices at the residence of Thomas L. Crom, III, our Chief Financial Officer, for which we pay rent of $250 per month. See Item 12. Certain Relationships and Related Transactions.

We had offices in Vancouver, Canada, where we occupied approximately 800 square feet on a month-to-month basis. We paid rent to a former director of $850 a month. This office was closed as of March 31, 2003 as part of our cost cutting efforts.

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

We are also renting space in Palm Beach Gardens, Florida. On February 25, 2001, we entered into a Consulting Agreement with Palm Beach Consulting Corp. At the time of the agreement, Palm Beach Consulting Corp. was owned and operated by Jack Stein, the former husband of one of our directors at the time, Michele Albo. In February 2002, Ms. Albo resigned as a director and Mr. Stein was appointed to fill that vacancy. Under the agreement as amended, we pay Palm Beach Consulting $650 per month as rent for a showroom and storage space for our inventory to be sold on WWW.TIMEBEAT4TEENS.COM. The space is approximately 300 square feet. See Item 12. Certain Relationships and Related Transactions.


ITEM 2.  DESCRIPTION OF PROPERTY.
================================================================================

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

The JD Gold-Silver Property was never in production and, consequently, we never received operating income or cash flow from this property, or any other mineral property which we hold or held. We are planning to sell these properties and will continue to maintain the leases while this is completed.


ITEM 3.  LEGAL PROCEEDINGS.
================================================================================

On February 19, 2003 Zernon Corporation filed a complaint against Timebeat in the Circuit Court of the 17th Judicial Circuit in and for Broward County, Florida, alleging nonpayment of $17,500 for services provided. Timebeat disputed this claim and stated that the services had not been performed and filed a cross complaint for damages against Zernon and the host of the infomercial, Dan Marino. In June 2003 all parties agreed to a confidential settlement whereby Timebeat would be paid a certain sum of money.

To the best of our knowledge, there are no other legal proceedings pending, contemplated, or threatened.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
================================================================================

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

                                                            Bid Prices


2002 FISCAL YEAR                                    HIGH                  LOW

Quarter Ending 06/30/01..............               $0.41                $0.23
Quarter Ending 09/30/01..............               $0.77                $0.20
Quarter Ending 12/31/01..............               $0.55                $0.35
Quarter Ending 03/31/02..............               $0.65                $0.28

2003 FISCAL YEAR                                    HIGH                  LOW

Quarter Ending 06/30/02..............               $0.57                $0.34
Quarter Ending 09/30/02..............               $0.39                $0.18
Quarter Ending 12/31/02..............               $0.30                $0.13
Quarter Ending 03/31/03..............               $0.21                $0.05


As of July 1, 2003, the closing price for our common stock on the OTCBB was $0.05.

As of July 1, 2003, there were 172 record holders of our common stock.

The above quotations reflect inter-dealer prices, without retail mark-up, mark-down, or commission and may not necessarily represent actual transactions.

During the last two fiscal years, we have not declared cash dividends on our common stock and we do not anticipate that dividends will be paid in the foreseeable future.

During the quarter ended March 31, 2003, we did not sell any unregistered securities:

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.
================================================================================

SELECTED FINANCIAL DATA

The balance sheet and income statement data shown below were derived from our audited consolidated financial statements. You should read this summary financial data in conjunction with the discussion below and our financial statements.

STATEMENT OF OPERATIONS DATA:                                              YEAR ENDED MARCH 31,
                                                     ---------------------------------------------------------------
                                                              2003                2002                  2001
                                                              ----                ----                  ----
Sales..............................................      $    498,939         $    109,779          $     57,287
Gross profit.......................................      $    271,878         $     26,398          $     22,192
Net loss...........................................      $   (648,739)        $   (867,931)         $ (1,446,171)
Net loss per share.................................      $      (0.03)        $      (0.05)         $      (0.09)

BALANCE SHEET DATA:                                                             MARCH 31,
                                                     ---------------------------------------------------------------
                                                              2003                2002                  2001
                                                              ----                ----                  ----
Working capital (deficiency).......................      $    (35,069)        $     19,992          $     48,805
Total assets.......................................      $    196,363         $    275,399          $    402,975
Total liabilities..................................      $    217,571         $    237,962          $    314,822
Shareholders' equity (deficit).....................      $    (21,208)        $     37,437          $     88,153

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

We were previously in the business of acquiring, exploring, and if warranted, developing mineral properties primarily located in British Columbia, Canada. We acquired and subsequently abandoned several mineral properties in pursuit of our business. Our current mineral properties are not in production and, consequently, we have no current operating income or cash flow from these properties. We have expensed all exploration costs relating to our properties and areas of geological interest. In early 1999, due to the price of minerals, we chose to examine other business possibilities and have been inactive in mineral exploration since that time, with any expenditures incurred since that time related to reclamation work.

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

In June 2000, we launched our auction component of www.timebeat.com which offers an auction and authentication of timepieces, jewelry and special products. We offer a twelve-month assurance guarantee for our buyers, which we believe will increase their confidence in making a purchase. We authenticate the products and issue a certificate of authenticity on each purchase. Our buyers are able to review an independent appraisal of the product being purchased on the auction site. If a buyer purchases from our Web site and is not satisfied at any time within 30 days from the date of purchase, a full refund will be made.

In December 2000, we signed a licensing agreement with eBay, the world's leading online trading community. eBay users will be able to access content from our Web site www.watchzone.net. We are hopeful this will continue to result in an increased number of visitors to our Web site.

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

We have only generated minimal revenues since our inception in 1986. As of March 31, 2003, we had an accumulated deficit of $16,006,874. We have suffered significant losses from operations, require additional financing, and need to continue our expansion of our Internet e-commerce businesses. Ultimately we need to generate sufficient revenues and successfully attain profitable operations. Our present operations do not generate sufficient revenues to cover our expenses. We cannot provide assurance that we will be able to do so. These factors, among others, raise substantial and compelling doubt about our ability to continue as a going concern.

RESULTS OF OPERATIONS - YEAR ENDED MARCH 31, 2003 COMPARED TO YEAR ENDED MARCH 31, 2002

SALES. We incurred a net loss of $648,739 for the year ended March 31, 2003, as compared to a net loss of $867,931 for the year ended March 31, 2002. Our sales were $498,939 for the 2003 fiscal year as compared with sales of $109,779 for the previous fiscal year. The revenues were generated from sales in our Internet operations, and are net of sales or promotional discounts. Revenue from the sale of products offered on both the Timebeat4teens and Timebeat Web sites is recognized when the goods are shipped and invoiced and collection of payment is reasonably assured. The cost of goods sold related to these sales was $227,061 and $83,381, leaving gross margins of $271,878 (54.5%) and $26,298 (24.0%), respectively. The increase in sales for the current period are attributable to the increased traffic on the Timebeat4teens site and the introduction of a new line of Allison watches in March 2001. To help increase awareness of the Timebeat4teens site and the new line of watches, we incurred some promotional costs. This increased our costs of goods for the 2002 fiscal year and the discontinuance of those promotional costs is reflected in a higher gross profit in fiscal 2003. The cost of goods sold consisted primarily of the cost of the products, and included such items as inbound and outbound shipping costs. Cost of goods sold is comprised exclusively of the acquisition cost of the merchandise sold inclusive of any import duties. Our inventory is valued at the lower of cost and net realizable value. In addition, we generated interest income of $1,091. For the comparable period in 2002, we generated interest income of $12,539. The decrease is attributable to the cash balances being marginally lower during a period of lower interest rates decreasing interest income.

EXPENSES. Our expenses were $873,661 for the year ended March 31, 2003, as compared to $871,417 for the year ended March 31, 2002. Even though sales increased by 354% management was successful in holding down costs. Greater use of consultants helped reduce professional fees by $57,762 and helped with the tremendous increase in sales. Web-site development was reduced by $64,429 as we did not introduce any new Web sites and sought to reduce costs. Travel and investor relations costs increased by $73,065 as we sought ways to communicate ways to communicate to our shareholders our results and higher sales levels. In accordance with certain United States Financial Accounting Standards Board accounting standards, we are required to establish a fair market value based method of accounting for stock option compensation plans. We use the Black Scholes Option Pricing Model to determine the fair market value of employee stock options and other security based compensation.

We expense web site development expenditures in the year incurred. We expect these expenditures to decrease slightly from their current level, as our sites have already been completed and will only need ongoing maintenance.

Management and consulting fees increased by $88,295 from $392,869 in fiscal 2002 to $481,164 in fiscal 2003, offsetting the decrease of $54,033 in salaries and wages. Management and consulting fees increased as a result of the operation of additional Web sites and increased sales. Professional fees are comprised primarily of legal and auditing fees. Professional fees decreased by $57,762 from $127,091 in previous year to $69,329 in the current year. The prior year's professional fees were higher as we incurred additional legal fees related to the shareholder approval process and other work related to moving our domicile from the Yukon Territory Canada to the State of Nevada and other efforts related to the transition as a US public company and the acquisition of a $25,000,000 equity line.

LIQUIDITY AND CAPITAL RESOURCES

During the year ended March 31, 2003, we used cash of $171,895 for our operating activities, as compared to $449,270 for the same period in 2002. The decrease from 2002 in the amount of cash used in operating activities was attributable primarily to the decreased loss for the current period. Financing activities in fiscal 2002 provided $418,778, primarily through the issuance of our common stock, as compared to $191,542 in fiscal 2003. Investing activities were not significant in fiscal 2003 or fiscal 2002.

At March 31, 2003, we had negative working capital of $35,069 as compared to $19,992 at March 31, 2002. The decrease in working capital was primarily caused by a reduction in receivables and continued operating losses.

FINANCIAL CONDITION

Our total assets decreased from $275,399 at March 31, 2002 to $196,363 at March 31, 2003. The decrease was primarily attributable to the decrease in receivables, amounts due from related parties, prepaid expenses, and the write down of inventory.

PROPERTY AND EQUIPMENT

Our property and equipment are recorded at cost and are depreciated over their estimated useful lives. We use a declining balance method per annum as follows: office equipment 20%, computer equipment 30%, and computer software 30%. At March 31, 2003, our property and equipment had a total net book value of $13,861, as compared to $17,445 at March 31, 2002.

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

PLAN OF OPERATION

MINERAL EXPLORATION. We are planning to sell these properties and will continue to maintain the leases while this is completed. While we do not foresee any future exploration or reclamation activities, if any are undertaken, they will be subject to various federal, state and local environmental laws and regulations. These laws and regulations govern the protection of the environment, prospecting, exploration, development, production, taxes, labor standards, occupational health, mine safety, toxic substances and other matters. Should we undertake any exploration activities, we expect to be able to comply with these laws and do not believe that compliance will have a material adverse effect on our competitive position. Should an improved metals market cause us to re-examine our position, we intend to obtain all licenses and permits required by all applicable regulatory agencies in connection with our exploration and reclamation activities. We intend to maintain standards of compliance consistent with contemporary industry practice.

INTERNET WEB SITES.

During the fiscal year ended March 31, 2003, we began to see some positive impact on sales as a result of prior marketing agreements and alliances, which had increased traffic to our Web site.

For the next twelve months, we intend to focus our resources and efforts on increasing sales and possibly entering into new business areas. We will continue our efforts to provide superior service and extended product warranties, establish a high placement with various search engines, create brand awareness with the intent to leverage that awareness by launching additional Web sites, and expand into other areas which may offer a higher gross profit margin potential.

In the long-term, we will focus on establishing additional strategic alliances and continuing our marketing and advertising to accelerate the adoption of our brand name and services. We do not expect to purchase any significant equipment during the next twelve months. To date we have unsuccessful in getting Swartz Private Equity to purchase shares or help support the company by increasing its awareness in the investment community. We plan on terminating this relationship.

ADDITIONAL FUNDING

As of March 31, 2003 we had a working capital deficit of $35,069. In July 2003 we completed a private placement of 512,500 shares and 512,500 warrants for which we received $41,000 in gross proceeds..

We will need external financing implement our plan of operations. On November 16, 2000, we entered into an investment agreement with Swartz Private Equity, LLC. The investment agreement entitled us to issue and sell our common stock from time to time for up to an aggregate of $25 million. Since we have been unable to obtain satisfactory results from this financing arrangement, subsequent to the fiscal year end management decided to negotiate with Swartz to terminate this agreement. Accordingly, our sources of financing are uncertain at this time. Our failure to obtain additional financing when needed could result in delay or the indefinite postponement of one or both of our business divisions and the possible loss of your entire investment.


ITEM 7.  FINANCIAL STATEMENTS.
================================================================================

Please refer to the pages beginning with F-1.


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
================================================================================

Davidson & Company was previously our independent auditors. On June 11, 2003, our board of directors approved the election of Dohan and Company, P.A. CPAs to audit the financial statements for the fiscal year ended March 31, 2003. The decision to change auditors was based upon our desire to complete our migration to the United States by engaging a U.S.-based auditing firm. During the two most recent fiscal years and the subsequent interim period, neither we nor anyone on our behalf consulted Dohan and Company, P.A. CPAs regarding the application of accounting principles to a specific completed or contemplated transaction, or the type of audit opinion that might be rendered on our financial statements.

The audit report of Davidson & Company on our financial statements as of and for the fiscal years ended March 31, 2002 and 2001 did not contain an adverse opinion or disclaimer of opinion and was not modified as to uncertainty, audit scope, or accounting principles, except as follows:

The audit reports of Davidson & Company on our financial statements as of and for the fiscal years ended March 31, 2002 and 2001 contained a separate paragraph stating: "The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in note 2 to the consolidated financial statements, the Company does not have the necessary working capital for its planned activity. This matter raises substantial doubt about the Company's ability to continue as a going concern. Management's plans in regards to this matter are discussed in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty."

During our two most recent fiscal years and the subsequent interim period ending June 4, 2003, there were no disagreements between us and Davidson & Company on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure which, if not resolved to the satisfaction of Davidson & Company, would have caused that firm to make reference to the subject matter of the disagreement in connection with its audit report. We requested Davidson & Company to furnish us with a letter addressed to the Commission stating whether it agrees with the above statements. A copy of that letter, dated June 11, 2003, is filed as Exhibit 16.1 the Form 8-K dated June 4, 2003.

There were no other "reportable events" as that term is described in Item 304a(1)(v) of Regulation S-K occurring within our two most recent fiscal years and the subsequent interim period ending June 4, 2003.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.
================================================================================

EXECUTIVE OFFICERS AND DIRECTORS

Our officers and directors are:

NAME                       AGE      TITLE(S)

Alexander Vileshin         38       Chief Executive Officer, President and
                                    Director since August 1999

Thomas L. Crom III         47       Director since September 1996, Secretary
                                    since August 1999, and Chief Financial
                                    Officer since February 2002

Jack Stein                 42       Chairman of the Board and Director since
                                    February 2002

Our shareholders elect our directors and our board of directors appoints our officers annually. Vacancies in our board are filled by the board itself. Set forth below are brief descriptions of the recent employment and business experience of our officers and directors.

ALEXANDER VILESHIN, CHIEF EXECUTIVE OFFICER, PRESIDENT AND DIRECTOR. Mr. Vileshin has over 19 years experience in the watch industry. From February 1981 through July 1995, Mr. Vileshin was employed by Tourneau, Inc., located in New York, New York, which is an international watch and jewelry retailer. Mr. Vileshin started with Tourneau, Inc. as a watch technician and left in 1995 as vice-president in charge of Estate Sales. He was responsible for all estate and used watch purchases and managed over 70 individuals in three departments which had annual sales in excess of $15 million. From 1995 until present, Mr. Vileshin has served as Vice-President, Marketing & Creative Development for Joseph Edwards Inc., a New York City based retailer of Swiss watches and other luxury items. At Joseph Edwards Inc., Mr. Vileshin is responsible for marketing, sales, purchasing, inventory control and management information systems. He was also responsible for the design, supervision and building of its flagship store in New York City. Mr. Vileshin attended Queens College, a school of computer science in New York City for two years and did not receive a degree. He also attended technical and trade education in courses offered by Rolex USA, Ebel, Bulova School, NAWC and Baume & Mercier.

THOMAS L. CROM III, CHIEF FINANCIAL OFFICER, SECRETARY AND DIRECTOR. Thomas Crom is currently a director of three U.S. companies: Dragon Diamond Corp., a publicly traded company engaged in mineral exploration with offices in Payson, Arizona; Anthem Inc., an inactive corporation with offices in Payson, Arizona; and Popmachine.com Corp., a private company with a Web site that focuses on the music industry with offices in Payson, Arizona. In addition, since June 2002, Mr. Crom has been a director and the chief financial officer of a public Canadian company called Kansai Mining Corporation, which is involved in diamond exploration in Venezuela and gold exploration in Kenya. Mr. Crom has also been the chief financial officer of Dragon Diamond Corp. since 1988. Mr. Crom earned a bachelor of science degree in Commerce with a major in business from Santa Clara University in 1977, and a masters of science degree from Golden Gate University in 1983. Since 1993, Mr. Crom has been a self-employed consultant and provides services to the mining industry as well as to other public companies. From 1989 to 1993 he served in various senior management positions with other public companies.

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

On December 3, 2001, the National Adjudicatory Council of NASD Regulation, Inc. found that from March 1994 to April 1996 and from January 1997 through November 1997, Mr. Stein had made unsuitable recommendations and traded excessively in a customer account, fining him $25,000 and suspending him in all capacities for three months. On February 10, 2003, the Securities and Exchange Commission sustained the findings of violation and sanctions imposed by NASD Regulation, Inc.

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

CODE OF ETHICS

We have not yet adopted a code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions, since we have been focusing our efforts on obtaining financing for the company. We expect to adopt a code by the end of the current fiscal year.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Upon our change of domicile to Nevada on October 16, 2001, we were no longer a "foreign private issuer" and our officers and directors, and persons who own more than 10% of a registered class of our equity securities, were required to file reports of ownership and changes in ownership with the Securities and Exchange Commission pursuant to Section 16(a) of the Securities Exchange Act of 1934. The following table sets forth filing activity during the most recently completed fiscal year

--------------------------------------------------------------------------------
REPORTING PERSON              DATE REPORT DUE               DATE REPORT FILED
--------------------------------------------------------------------------------
Thomas L. Crom              Form 4 due 12/10/01                 07/29/02
--------------------------------------------------------------------------------
Thomas L. Crom              Form 4 due 04/10/02                 07/29/02
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
REPORTING PERSON              DATE REPORT DUE               DATE REPORT FILED
--------------------------------------------------------------------------------
Thomas L. Crom              Form 4 due 11/08/02                 11/08/02
--------------------------------------------------------------------------------
Thomas L. Crom              Form 4 due 01/02/03                 not filed
--------------------------------------------------------------------------------
Alexander Vileshin          Form 4 due 11/08/02                 11/22/02
--------------------------------------------------------------------------------
Alexander Vileshin          Form 4 due 01/02/03                 not filed
--------------------------------------------------------------------------------
Jack Stein                  Form 4 due 04/10/02                 07/23/02
--------------------------------------------------------------------------------
Jack Stein                  Form 4 due 06/10/02                 07/23/02
--------------------------------------------------------------------------------
Jack Stein                  Form 4 due 11/08/02                 11/13/02
--------------------------------------------------------------------------------
Jack Stein                  Form 4 due 01/02/03                 not filed
--------------------------------------------------------------------------------


ITEM 10. EXECUTIVE COMPENSATION.
================================================================================

The following table sets forth information regarding the remuneration of our chief executive officers and all executive officers that earned in excess of $100,000 per annum during any part of our last three fiscal years:

                                             SUMMARY COMPENSATION TABLE
-------------------------------------------------------------------------------------------------------------------
                                    ANNUAL COMPENSATION                   LONG TERM COMPENSATION
                            --------------------------------------------------------------------------
                                                                            AWARDS             PAYOUTS
                                                    --------------------------------------------------
                                                      OTHER                     SECURITIES
  NAME AND                                            ANNUAL      RESTRICTED    UNDERLYING               ALL OTHER
  PRINCIPAL                                          COMPENSA-       STOCK       OPTIONS/      LTIP       COMPEN-
  POSITION        YEAR      SALARY ($)   BONUS ($)    TION($)     AWARD(S)($)    SARS (#)     PAYOUTS     SATION($)
-------------------------------------------------------------------------------------------------------------------
Alexander         2003          $0          $0        (1)<F1>       $12,500          0            0          (1)<F1>
Vileshin (1)<F1>  2002          $0          $0        (1)<F1>          0             0            0          (1)<F1>
                  2001       $24,500        $0        (1)<F1>          0             0            0          (1)<F1>
-------------------------------------------------------------------------------------------------------------------

Jack Stein(2)<F2> 2003          $0          $0        (1)<F1>       $50,000          0            0          (2)<F2>
                  2002          $0          $0        (1)<F1>          0             0            0          (2)<F2>
                  2001          $0          $0        (1)<F1>          0             0            0          (2)<F2>
-------------------------------------------------------------------------------------------------------------------
_______________

(1)<F1> Under an agreement dated March 5, 1999 with Watch Central Corporation, a company controlled by Mr. Vileshin, Watch Central Corporation provided consulting services in exchange for $3,000 per month, plus reasonable expenses. In addition, we paid Watch Central Corporation $500 per month in rent. We paid Watch Central Corporation a total of $76,975 for rent and wages during fiscal year ended 2001, $7,981 during fiscal year ended 2002, and $7,900 during fiscal year ended 2003. During the fiscal year ended 2003, we sold $nil merchandise to Watch Central Corporation ($nil in 2002) and purchased $84,518 ($17,736 in
         2002) of merchandise from Watch Central Corporation. Watch Central Corporation owed us $2,143 as of March 31, 2003, $nil as of March 31, 2002, and $24,972 as of March 31, 2000. These receivables were the result of sales. We owed Watch Central $72,892 as of March 31, 2003, $59,000 as of March 31, 2002 and $61,367 as of March 31, 2001,
         primarily as a result of consulting fees, wages, web hosting, and other expenses. Joseph Edwards, a company under the significant influence of Mr. Vileshin, owed us $-nil as of March 31, 2003, $-nil as of March 31, 2002, and $39,370 as of March 31, 2001 as a result of sales. We owed Joseph Edwards $-nil as of March 31, 2003 and $nil as of March 31, 2002 and 2001 as a result of sales made to Joseph Edwards. During fiscal 2003, 2002 and 2001, we made purchases of $84,518, $17,736 and $9,054, respectively, of merchandise from Watch Central Corporation. There were no purchases from Watch Central during fiscal 1999. We also paid Watch Central $-nil in fiscal 2003, $6,974 in fiscal 2002 and $24,500 in fiscal 2001 as a management fee for the services of Mr. Vileshin. This is reflected as salary in the above table. There were no other transactions between Watch Central Corporation and us during the fiscal years ended 2001 through 2003.

         On October1, 2002, we issued Mr. Vileshin 50,000 shares of common stock valued at $0.25 per share for services rendered

(2)<F2> PALM BEACH CONSULTING CORP. On February 25, 2001, we entered into a Consulting Agreement with Palm Beach Consulting Corp. Palm Beach Consulting Corp. is owned and operated by Jack Stein, the husband of Michele Albo, who was a director at the time of the agreement. On February 28, 2002, Mr. Stein became one of our directors, replacing Ms. Albo who had resigned. Under the agreement, we paid Palm Beach Consulting $650 per month as rent for a showroom and storage space for our inventory to be sold on WWW.TIMEBEAT4TEENS.COM. The space is approximately 300 square feet. Palm Beach Consulting also agreed to provide consulting services for $4,000 per month. The term of the agreement was one year. For the fiscal year ended March 31, 2001, we paid Palm Beach rent of $650. For the fiscal year ended March 31, 2002, we paid Palm Beach Consulting Corp. $7,800 for rent and $77,250 for consulting services.

         Effective April 1, 2002, we increased the compensation paid to Palm Beach Consulting for Mr. Stein's services to $5,000 per month and agreed to pay $2,500 per month as a non-accountable expense reimbursement. This reimbursement amount includes rent of $650, telephone expenses of $1,500, entertainment expenses of $300, and office expenses of $50. During fiscal 2003, we paid Palm Beach Consulting Corp a total of $131,613 in cash and stock valued at $50,000 for consulting and expenses in also paid an additional $7,250 for rent. On August 2, 2003, we issued Jack Stein 200,000 shares of common stock valued at $0.25 per share for services.

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

                                     OPTION/SAR GRANTS IN LAST FISCAL YEAR
------------------------------------------------------------------------------------------------------------------
                          NUMBER OF SECURITIES         % OF TOTAL
                               UNDERLYING         OPTIONS/SARS GRANTED
                          OPTIONS/SARS GRANTED      TO EMPLOYEES IN        EXERCISE OR BASE
          NAME                     (#)                FISCAL YEAR            PRICE ($/SH)          EXPIRATION DATE
------------------------------------------------------------------------------------------------------------------
Alexander Vileshin               210,000                 17.3%                   $0.13                12/30/07
------------------------------------------------------------------------------------------------------------------
Jack Stein                       600,000                 49.6%                   $0.13                12/30/07
------------------------------------------------------------------------------------------------------------------

                           AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR AND FY-END OPTION/SAR VALUES
----------------------------------------------------------------------------------------------------------------------
                                                                         NUMBER OF SECURITIES     VALUE OF UNEXERCISED
                                                                        UNDERLYING UNEXERCISED        IN-THE-MONEY
                                                                            OPTIONS/SARS AT        OPTIONS/SARS AT
                                                                               FY-END (#)             FY-END ($)
                           SHARES ACQUIRED ON                                 EXERCISABLE/          EXERCISABLE/
          NAME                EXERCISE (#)         VALUE REALIZED ($)         UNEXERCISABLE         UNEXERCISABLE
----------------------------------------------------------------------------------------------------------------------
Alexander Vileshin                 -0-                    -0-               660,000/140,000              0/0
----------------------------------------------------------------------------------------------------------------------

Jack Stein                         -0-                    -0-               649,166/550,834              0/0
----------------------------------------------------------------------------------------------------------------------

STOCK OPTION PLANS

As of March 31, 2003 we have two stock option plans: a 1999 Stock Option Plan and a 2002 Nonstatutory Stock Option Plan. Under the 1999 plan, our board of directors may from time to time grant up to 3,200,000 options to purchase shares of our common stock to our officers, directors, employees or consultants. Under the 2002 plan, options or restricted stock may only be granted to employees and consultants and 3,000,000 shares are available for issuance.

As of March 31, 2003, options to purchase 3,772,334 were outstanding under both plans and 228,332 options had been exercised, leaving 2,427,666 options available under the plans.

The following table provides certain option, warrant and rights information (whether vested or not) as to the officers and directors individually, and as a group, as of March 31, 2003:

                                     TITLE OF         NUMBER OF       DATE       EXERCISE
NAME OF HOLDER                      SECURITIES       SECURITIES     OF GRANT      PRICE*       EXPIRATION DATE
Alexander Vileshin                    Options          304,000      03/08/99       $0.52           03/08/04
   Director Chief Executive                            50,000       06/01/99       $0.70           06/01/04
   Officer & President                                 236,000      09/30/99       $0.52           09/30/04
                                                       210,000      12/30/02       $0.13           12/30/07

                                     TITLE OF         NUMBER OF       DATE       EXERCISE
NAME OF HOLDER                      SECURITIES       SECURITIES     OF GRANT      PRICE*       EXPIRATION DATE
Jack Stein                            Options          147,500      09/30/99       $0.52           09/30/04
   Director & Chairman of the                          452,500      03/15/02       $0.40           03/15/07
   Board                                               600,000      12/30/02       $0.13           12/30/07

Thomas L. Crom                        Options          300,000      08/16/99       $0.52           08/16/04
   Director, Chief Financial                           100,000      03/15/02       $0.40           03/15/07
   Officer & Secretary                                 400,000      12/30/02       $0.13           12/30/07


Officers & directors as a group       Options         2,800,000
(3 persons)

-----------------------
*Some of the options and warrants were originally granted with exercise prices stated in Canadian dollars. The prices shown above are stated in U.S. dollars, based on US$1.00 = Cdn.$1.469 at March 31, 2003.

At March 31, 2003, our equity compensation plans were as follows:

-------------------------------------------------------------------------------------------------------------------
                                NUMBER OF SECURITIES TO BE    WEIGHTED AVERAGE EXERCISE
                                  ISSUED UPON EXERCISE OF       PRICE OF OUTSTANDING         NUMBER OF SECURITIES
                                   OUTSTANDING OPTIONS,         OPTIONS, WARRANTS AND       REMAINING AVAILABLE FOR
        PLAN CATEGORY               WARRANTS AND RIGHTS                RIGHTS                   FUTURE ISSUANCE
-------------------------------------------------------------------------------------------------------------------
Equity compensation plans                2,800,000                      $0.31                       400,000
approved by security holders
-------------------------------------------------------------------------------------------------------------------
Equity compensation plans not             972,334                       $0.45                      2,027,666
approved by security holders
-------------------------------------------------------------------------------------------------------------------
Total                                    3,772,334                      $0.35                      2,427,666
-------------------------------------------------------------------------------------------------------------------



ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
================================================================================

The following table sets forth certain information known to us with respect to the beneficial ownership of our common stock on July 5, 2003, by each officer and director, and all officers and directors as a group, as well as all persons who own greater than 5% of our outstanding shares:


                                     NUMBER OF SHARES      PERCENTAGE OF SHARES
NAME OF BENEFICIAL OWNER (1)        BENEFICIALLY OWNED     BENEFICIALLY OWNED(2)

Thomas L. Crom III                       710,000 (3)               3.4%
P.O. Box 9
Payson, Arizona 85547-0009


Jack Stein                               989,171(4)                4.8%
745 U.S. Highway One #201
North Palm Beach, Florida 33408


Alexander Vileshin                       741,500 (5)               3.6%
235 E. 40th Street, Apt. 34II
New York, New York 10016

                                     NUMBER OF SHARES      PERCENTAGE OF SHARES
NAME OF BENEFICIAL OWNER (1)        BENEFICIALLY OWNED     BENEFICIALLY OWNED(2)

All executive officers and             2,440,666 (6)               11.1%
directors as a group (3 persons)

_______________

(1) To our knowledge, except as set forth in the footnotes to this table and subject to applicable community property laws, each person named in the table has sole voting and investment power with respect to the shares set forth opposite such person's name.

(2) Percentages before issuance are based on 20,145,149 shares of common stock outstanding as of July 5, 2003. Where the persons listed on this table have the right to obtain additional shares of common stock within 60 days from July 5, 2003, these additional shares are deemed to be outstanding for the purpose of computing the percentage of class owned by such persons, but are not deemed to be outstanding for the purpose of computing the percentage of any other person.

(3)  Includes 500,000 shares issuable upon exercise of vested stock options.

(4)  Includes 649,166 shares issuable upon exercise of vested stock options.

(5)  Includes 660,000 shares issuable upon exercise of vested stock options.

(6)  Includes 1,809,166 shares issuable upon exercise of vested stock options.


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
================================================================================

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

ROBERT G. MCMORRAN, FORMER DIRECTOR. Under an agreement dated August 27, 1998, Malaspina Consultants Inc., a company controlled by Mr. McMorran, provided accounting, administrative, investor relations and financial consulting services in exchange for Cdn$4,000 per month, plus reasonable expenses. We also paid Malaspina Consultants Inc. Cdn$850 per month as rent through March 31, 2003. We paid Cdn$48,000 for 2002 and Cdn$51,500 for 2003, exclusive of payments for rent. On September 30, 1999, we had granted Robert McMorran options to purchase up to 64,000 shares of common stock at $0.22 per share. Mr. McMorran exercised all of these options in July and August 2001. On November 21, 2001, we issued 12,500 shares valued at $0.45 per share to pay for services rendered. Also on November 21, 2001, we granted Malaspina Consultants options to purchase up to 120,000 shares of common stock at $0.37 per share. One-third of the options vested at the time of grant, one-third will vest November 21, 2002, and the remaining third will vest November 21, 2003. On October 2, 2002, we issued 100,000 shares of common stock valued at $0.25 per share for services rendered and an additional 100,000 shares of common stock valued at $0.25 per share for rent, telephone, and other costs related to our office.

MICHELE ALBO, FORMER DIRECTOR. Under a written agreement with Ms. Albo, she provided consulting services in exchange for a compensation based on her time not to exceed $1,500 per month, plus reasonable expenses. Ms. Albo resigned as a director on February 28, 2002. We paid Ms. Albo a total of $3,950 during the fiscal year ended 2002 and $nil during the fiscal year ended 2003. We issued 18,900 shares of common stock valued at $0.37 per share during the 2002 fiscal year for services rendered.

THOMAS L. CROM, III, SECRETARY AND DIRECTOR. Under a written agreement with Eureka Ventures Inc., a company wholly-owned by Mr. Crom III, he provides consulting services in exchange for compensation based on his time which ranges between $1,000 to $4,000 per month, plus reasonable expenses. We paid Mr. Crom III a total of $nil during fiscal year 2002 and $-nil during the fiscal year 2003. As of March 31, 2001, Mr. Crom owed us $3,000. This amount was repaid during fiscal 2002. During fiscal 2002, we paid Eureka Ventures $48,000 in consulting fees and rent of $6,000. During fiscal 2003, we paid or accrued Eureka Ventures $60,000 in consulting fees and rent of $ 6,000 of these amounts $23,250 remains unpaid as of March 31, 2003. During the 2002 fiscal year, we also issued 50,000 shares of common stock valued at $.45 per share to Mr. Crom for services rendered. On August 2, 2002, we issued 100,000 shares of common stock valued at $0.25 per share to Mr. Crom for services rendered.

Effective April 1, 2002, we increased the compensation paid to Eureka Ventures for Mr. Crom's services to $5,000 per month and agreed to pay $750 per month as a non-accountable expense reimbursement. This reimbursement amount includes rent of $250, telephone expenses of $250, and office expenses of $250.

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

Effective April 1, 2002, we increased the compensation paid to Palm Beach Consulting for Mr. Stein's services to $5,000 per month and agreed to pay $2,500 per month as a non-accountable expense reimbursement. This reimbursement amount includes rent of $650, telephone expenses of $1,500, entertainment expenses of $300, and office expenses of $50. During fiscal 2003, we paid Palm Beach Consulting Corp a total of $131,613 in cash and stock valued at $50,000 for consulting and expenses in also paid an additional $7,250 for rent. On August 2, 2002, we issued Jack Stein 200,000 shares of common stock valued at $0.25 per share for services.


ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.
================================================================================
(a)      EXHIBITS:

   REGULATION
   S-B NUMBER                            EXHIBIT

       2.1 Plan of Merger Merging Timebeat.com Enterprises Inc., a Wyoming Corporation into Timebeat.com Enterprises Inc., a Nevada Corporation (1)

       3.1         Articles of Incorporation (2)

       3.2         Bylaws (2)

      10.1 Letter Agreement dated October 10, 1993 between the Company and Energex Minerals Ltd. regarding the JD Property (Amendment) (3)

      10.2 Letter Agreement dated September 30, 1994 between the Company and Energex Minerals Ltd. (3)

      10.3 Agreement dated January 10, 1996 between the Company and Energex Minerals Ltd. (3)

      10.4 Agreement dated June 14, 1996 between the Company and Energex Minerals Ltd. (3)

   REGULATION
   S-B NUMBER                            EXHIBIT

      10.5 Agreement dated December 6, 1996 between the Company and Cheni Resources Inc. and Meota Resources Corp. (3)

      10.6         Maps of the Company's Properties (3)

      10.7         Stock Option Plan dated August 29, 1999 (3)

      10.8 Letter of Intent dated March 5, 1999, between the Company, Watch Central Corporation and Timebeat.com Inc. (4)

      10.9 Agreement dated December 14, 1999 between the Company, Watchzone.net Inc., the management of Watchzone.net Inc., and Timebeat.com Inc. (4)

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

      10.11 Malaspina Consultants Inc. Term Sheet office lease dated August 27, 1998 (4)

      10.12 Consulting Agreement with Palm Beach Consulting Corp. dated February 25, 2001(4)

      10.13 Amended and Restated Investment Agreement between the Company and Swartz Private Equity dated October 10, 2001 (4)

      10.14 Amended and Restated Registration Rights Agreement between the Company and Swartz Private Equity dated October 10, 2001
                   (4)

      10.15        Form of Commitment Warrants (4)

      10.16 Consulting Agreement with Eureka Ventures Inc. dated January 1, 2001 (5)

      10.17        Stock Option Agreement with Jack Stein dated March 15, 2002
                   (6)

      10.18        Stock Option Agreement with Thomas L. Crom dated March 15,
                   2002 (6)

      10.19        2002 Nonstatutory Stock Option Plan

       21          List of subsidiaries (6)

      31.1         Certification Pursuant to Rule 13a-14(a) of Chief Executive
                   Officer

      31.2         Certification Pursuant to Rule 13a-14(a) of Chief Financial
                   Officer

      32.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Chief Executive Officer

      32.2 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Chief Financial Officer
_____________________

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

(b)  REPORTS ON FORM 8-K:  None.


ITEM 14.      CONTROLS AND PROCEDURES
================================================================================

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rule 13a-14(c) promulgated under the Securities Exchange Act of 1934 within 90 days of the filing date of this report. Based on their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the design and operation of our disclosure controls and procedures could be improved as of the date of the evaluation.

To improve our disclosure controls and procedures, we closed our Vancouver office at the end of March 2003. We then engaged a U.S.-based auditing firm in June 2003. We are in the process of consolidating our entire inventory in one location.


ITEM 15. PRINCIPAL ACCOUNTANT FEES AND SERVICES
================================================================================

AUDIT FEES

Davidson & Company billed $32,619 for professional services rendered for the audit of our annual financial statements for fiscal year 2002 and the reviews of the financial statements included in our Forms 10-QSB for that fiscal year. For fiscal year 2003, Davidson & Company billed $10,748 for the reviews of the financial statements included in our Forms 10-QSB. We expect Dohan and Company to bill us $25,000 for the audit of our annual financial statements for fiscal year 2003.

AUDIT-RELATED FEES

For fiscal year 2002, Davidson & Company billed $680 for the review of a registration statement on Form S-8. There were no fees billed for services reasonably related to the performance of the audit or review of our financial statements outside of those fees disclosed above under "Audit Fees" for fiscal year 2003.

TAX FEES

Davidson & Company billed $1,700 for fiscal year 2002 for tax compliance, tax advice, and tax planning services. No amounts have yet been billed for similar work for fiscal year 2003.

ALL OTHER FEES

There were no other fees billed by our principal accountants other than those disclosed above for fiscal years 2002 and 2003.

AUDIT COMMITTEE APPROVAL AND PROCEDURES

We do not have an audit committee of our board of directors. Prior to engaging our accountants to perform a particular service, our board of directors obtains an estimate for the service to be performed. All of the services described above were approved by the board of directors in accordance with its procedures.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   TIMEBEAT.COM ENTERPRISES INC.


Dated: August 14, 2003             By: /s/ ALEXANDER VILESHIN
                                      ------------------------------------------
                                      Alexander Vileshin, President

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE                                       TITLE                                       DATE

/s/ ALEXANDER VILESHIN                          Chief Executive Officer, President and
----------------------------                    Director (Principal Executive Officer)      August 14, 2003
Alexander Vileshin
                                                Director, Chief Financial Officer and
/s/ THOMAS L. CROM                              Secretary (Principal Financial and
----------------------------                    Accounting Officer)                         August 14, 2003
Thomas L. Crom

/s/ JACK STEIN
----------------------------                    Director                                    August 14, 2003
Jack Stein

                          TIMEBEAT.COM ENTERPRISES INC.


                        CONSOLIDATED FINANCIAL STATEMENTS
                      (EXPRESSED IN UNITED STATES DOLLARS)


                                 MARCH 31, 2003

Dohan and Company                                 7700 North Kendall Drive, #200
Certified Public Accountants                          Miami, Florida  33156-7564
A Professional Association                            Telephone:  (305) 274-1366
                                                      Facsimile:  (305) 274-1368






                          INDEPENDENT AUDITORS' REPORT


Board of Directors and Stockholders
Timebeat.com Enterprises, Inc. and Subsidiary
(Expressed in United States dollars)

We have audited the accompanying consolidated balance sheet of Timebeat.com Enterprises, Inc., Inc. and Subsidiary (the Company) as of March 31, 2003, and the related consolidated statements of operations, stockholders' equity (deficiency in assets), and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of Timebeat.com Enterprises, Inc. and Subsidiary as of March 31, 2002, were audited by other auditors whose report dated June 6, 2002, expressed an unqualified opinion on those statements.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the 2003 financial statements referred to above present fairly, in all material respects, the financial position of Timebeat.com Enterprises, Inc. and Subsidiary as of March 31, 2003, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring losses from operations has used, rather than provided, cash from operations and has a deficiency in assets of $21,208. These factors raise substantial doubt about its ability to continue as a going concern. The ability of the Company to continue operations is subject to its ability to secure additional capital to meet its obligations and to fund operations. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



/s/ Dohan and Company P.A. CPA's

Miami, Florida
June 27, 2003
(except as to Note 13 which
 is as of July 17, 2003)

DAVIDSON & COMPANY    Chartered Accountants        A Partnership of Incorporated
                                                   Professionals



                          INDEPENDENT AUDITORS' REPORT



To the Stockholders and the Board of Directors
Timebeat.com Enterprises Inc.
(Expressed in United States dollars)


We have audited the accompanying consolidated balance sheet of Timebeat.com Enterprises Inc. as at March 31, 2002 and the related consolidated statements of operations, stockholders' equity and cash flows for the year ended March 31, 2002. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards in the United States of America. Those standards require that we plan and perform an audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, these consolidated financial statements present fairly, in all material respects, the financial position of the Company as at March 31, 2002 and the results of its operations and its cash flows for the year ended March 31, 2002 in conformity with generally accepted accounting principles in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company does not have the necessary working capital for its planned activity. This matter raises substantial doubt about the Company's ability to continue as a going concern. Management's plans in regards to this matter is discussed in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.




                                                            "DAVIDSON & COMPANY"

                                                          /s/ Davidson & Company

Vancouver, Canada                                          Chartered Accountants

June 6, 2002






                          A Member of SC INTERNATIONAL

          1200 - 609 Granville Street, P.O. Box 10372, Pacific Centre,
                         Vancouver, BC, Canada, V7Y 1G6
                   Telephone (604) 687-0947 Fax (604) 687-6172

TIMEBEAT.COM ENTERPRISES INC.
CONSOLIDATED BALANCE SHEETS
(Expressed in United States dollars)
MARCH 31

=========================================================================================================================

                                                                                                   2003             2002
-------------------------------------------------------------------------------------------------------------------------
ASSETS

CURRENT
    Cash                                                                                $        24,199   $        4,552
    Receivables                                                                                   5,071           32,489
    Due from related parties (Note 4)                                                             8,244               -
    Inventory                                                                                   130,387          182,167
    Prepaid expenses                                                                             14,601           38,746
    Deferred tax assets less valuation allowance of $2,746,992 (2002 - $2,489,884)                   -                -
                                                                                        ---------------   --------------

    Total current assets                                                                        182,502          257,954

PROPERTY AND EQUIPMENT (Note 5)                                                                  13,861           17,445
                                                                                        ---------------   --------------

TOTAL ASSETS                                                                            $       196,363   $      275,399
========================================================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY IN ASSETS)

CURRENT
    Accounts payable and accrued liabilities                                            $       117,429   $      115,461
    Due to related parties (Note 4)                                                              96,142           59,000
    Stock subscriptions received                                                                  4,000           63,501
                                                                                        ---------------   --------------

    Total current liabilities                                                                   217,571          237,962
                                                                                        ---------------   --------------

CONTINGENCIES AND COMMITMENTS (Note 8)

STOCKHOLDERS' EQUITY (DEFICIENCY IN ASSETS)
    Common stock (Note 6)
       Authorized
          100,000,000 common shares with a par value of $0.001 per share
       Issued and outstanding
          20,145,149 common shares (2002 - 18,702,103)                                           20,145           18,702
    Additional paid-in capital                                                               16,093,488       15,570,667
    Stock subscriptions receivable                                                              (39,860)         (86,500)
    Deferred stock-based compensation (Note 7)                                                 (133,907)        (153,097)
    Accumulated other comprehensive income                                                       45,800           45,800
    Accumulated deficit                                                                     (16,006,874)     (15,358,135)
                                                                                        ---------------   --------------

    Total stockholders' equity (deficiency in assets)                                           (21,208)          37,437
                                                                                        ---------------   --------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY IN ASSETS)                       $       196,363   $      275,399
========================================================================================================================

NATURE OF OPERATIONS (Note 1)
SUBSEQUENT EVENTS (Note 13)



              The accompanying notes are an integral part of these
                       consolidated financial statements.

TIMEBEAT.COM ENTERPRISES INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Expressed in United States dollars)
FOR THE YEARS ENDED MARCH 31

================================================================================

                                                          2003             2002
--------------------------------------------------------------------------------



SALES                                             $    498,939     $    109,779

COST OF GOODS SOLD (Note 4)                           (227,061)         (83,381)
                                                  ------------     ------------

GROSS MARGIN                                           271,878           26,398
                                                  ------------     ------------

GENERAL AND ADMINISTRATIVE EXPENSES
    Advertising and promotion                           56,579           42,113
    Bad debts                                               -             4,938
    Commitment fees                                         -            14,578
    Depreciation                                         3,584            5,711
    Management and consulting fees (Note 4)            481,164          392,869
    Office, secretarial and administration              40,296           21,847
    Professional fees                                   69,329          127,091
    Rent (Note 4)                                       23,845           26,300
    Salaries and benefits (Note 4)                       7,784           61,817
    Telephone, fax and utilities                        37,953           28,808
    Transfer agent and regulatory fees                   4,857            5,711
    Travel and investor relations                       97,008           23,943
    Web-site development (Note 4)                       51,262          115,691
                                                  ------------     ------------

                                                      (873,661)        (871,417)
                                                  ------------     ------------

LOSS BEFORE INCOME (EXPENSES) AND INCOME TAXES        (601,783)        (845,019)
                                                  ------------     ------------

OTHER INCOME (EXPENSES)
    Foreign exchange gain (loss)                         1,058           (5,489)
    Interest and other income                            1,091           12,539
    Settlement of lawsuit (Note 8)                          -           (12,990)
    Write-down of inventory                            (49,105)         (13,472)
    Write-down of investment in web-sites                   -            (3,500)
                                                  ------------     ------------

                                                       (46,956)         (22,912)
                                                  ------------     ------------

NET LOSS BEFORE INCOME TAXES                          (648,739)        (867,931)

INCOME TAXES                                                -                -
                                                  ------------     ------------

NET LOSS                                          $   (648,739)    $   (867,931)
================================================================================

BASIC AND DILUTED NET LOSS PER SHARE              $      (0.03)    $      (0.05)
================================================================================

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING       19,464,511       18,001,733
================================================================================


              The accompanying notes are an integral part of these
                       consolidated financial statements.

TIMEBEAT.COM ENTERPRISES INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY IN ASSETS) (Expressed in United States dollars)

===============================================================================================================================
                                                   Issued
                                          ------------------------

                                                                                                                  Accumulated
                                                                      Additional          Stock      Deferred           Other
                                               Number                    Paid-in  Subscriptions   Stock-based   Comprehensive
                                            of Shares      Amount        Capital     Receivable  Compensation          Income
-------------------------------------------------------------------------------------------------------------------------------

Balance, March 31, 2001                    16,511,204   $  16,511   $ 14,668,080  $         -    $   (152,034)  $     45,800
  Common stock issued on exercise of
    options                                   130,666         131         35,282            -             -               -
  Common stock issued pursuant to
    private placements                      1,842,833       1,843        551,007       (86,500)           -               -
  Common stock issued for debt
    settlements                               167,400         167         73,651            -             -               -
  Common stock issued to consultants
    for services                               50,000          50         24,616            -             -               -
  Stock-based compensation on issuance
    of warrants                                    -           -          14,578            -             -               -
  Stock-based compensation on granting,
    repricing and cancellation of
    stock options                                  -           -         203,453            -       (203,453)             -
  Amortization of deferred stock-based
    compensation                                   -           -              -             -        202,390              -
  Net loss                                         -           -              -             -             -               -
                                          -----------   ---------   ------------  ------------   -----------    ------------

Balance, March 31, 2002                    18,702,103      18,702     15,570,667       (86,500)     (153,097)         45,800
  Common stock issued on exercise of
    options                                    97,666          97         34,804            -             -               -
  Common stock issued pursuant to
    private placements                        427,000         428        122,072            -             -               -
  Common stock issued for debt
    settlements                                13,600          14          3,386            -             -               -
  Common stock issued on exercise of
    put option                                 54,780          54          9,806        (9,860)           -               -
  Common stock issued to consultants
    for services                              850,000         850        201,650            -             -               -
  Stock subscriptions received                     -           -              -         56,500            -               -
  Stock-based compensation on granting,
    repricing and cancellation of
    stock options                                  -           -         151,103            -       (151,103)             -
  Amortization of deferred stock-based
    compensation                                   -           -              -             -        170,293              -
  Net loss                                         -           -              -             -                             -
                                          -----------   ---------   ------------  ------------   -----------    ------------

Balance, March 31, 2003                    20,145,149   $  20,145   $ 16,093,488  $    (39,860)  $  (133,907)   $     45,800
===============================================================================================================================

================================================================================
                                                                           Total
                                                                   Stockholders'
                                                                          Equity
                                                                     (Deficiency
                                                         Deficit      in Assets)
--------------------------------------------------------------------------------

Balance, March 31, 2001                           $  (14,490,204)  $     88,153
  Common stock issued on exercise of
    options                                                   -          35,413
  Common stock issued pursuant to
    private placements                                        -         466,350
  Common stock issued for debt
    settlements                                               -          73,818
  Common stock issued to consultants
    for services                                              -          24,666
  Stock-based compensation on issuance
    of warrants                                               -          14,578
  Stock-based compensation on granting,
    repricing and cancellation of
    stock options                                             -              -
  Amortization of deferred stock-based
    compensation                                              -         202,390
  Net loss                                              (867,931)      (867,931)
                                                  --------------   ------------

Balance, March 31, 2002                              (15,358,135)        37,437
  Common stock issued on exercise of
    options                                                   -          34,901
  Common stock issued pursuant to
    private placements                                        -         122,500
  Common stock issued for debt
    settlements                                               -           3,400
  Common stock issued on exercise of
    put option                                                -              -
  Common stock issued to consultants
    for services                                              -         202,500
  Stock subscriptions received                                -          56,500
  Stock-based compensation on granting,
    repricing and cancellation of
    stock options                                             -              -
  Amortization of deferred stock-based
    compensation                                              -         170,293
  Net loss                                              (648,739)      (648,739)
                                                  --------------   ------------

Balance, March 31, 2003                           $  (16,006,874)  $    (21,208)
================================================================================

              The accompanying notes are an integral part of these
                       consolidated financial statements.

TIMEBEAT.COM ENTERPRISES INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Expressed in United States dollars)
FOR THE YEARS ENDED MARCH 31

============================================================================================================

                                                                                       2003            2002
------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES
    Net loss                                                                  $    (648,739)   $   (867,931)
    Items not affecting cash:
       Depreciation                                                                   3,584           5,711
       Management and consulting fees -stock based compensation                     285,926         188,264
       Salaries and benefits - stock based compensation                               4,000          38,792
       Write-down of inventory                                                       49,105          13,472
       Write-down of investment in web-sites                                             -            3,500
       Commitment fees paid by warrants                                                  -           14,578
       Accrued web-site development and management fees to related parties               -           59,000
       Investor relations -stock based compensation                                  76,617              -

    Changes in assets and liabilities:
       Decrease in receivables                                                       27,418          37,844
       (Increase) decrease in due from related parties                               (8,244)         74,454
       (Increase) decrease in inventory                                               2,675         (13,093)
       (Increase) decrease in prepaid expenses                                       30,395         (37,496)
       Increase in accounts payable and accrued liabilities                           5,368          33,635
                                                                              -------------    ------------

    Net cash used in operating activities                                          (171,895)       (449,270)
                                                                              -------------    ------------


CASH FLOWS FROM FINANCING ACTIVITIES
    Proceeds on issuance of common stock                                             93,900         461,722
    Due to related parties                                                           37,142        (106,445)
    Stock subscriptions received                                                      4,000          63,501
    Stock subscriptions receivable                                                   56,500              -
                                                                              -------------    ------------

    Net cash provided by financing activities                                       191,542         418,778
                                                                              -------------    ------------

INCREASE (DECREASE) IN CASH DURING THE YEAR                                          19,647         (30,492)

CASH, BEGINNING OF YEAR                                                               4,552          35,044
                                                                              -------------    ------------

CASH, END OF YEAR                                                             $      24,199    $      4,552
============================================================================================================

CASH PAID DURING THE YEAR FOR INTEREST EXPENSE                                $          -     $         -
============================================================================================================

CASH PAID DURING THE YEAR FOR INCOME TAXES                                    $          -     $         -
============================================================================================================

SUPPLEMENTAL DISCLOSURE FOR CASH FLOWS (Note 9)



              The accompanying notes are an integral part of these
                       consolidated financial statements.

TIMEBEAT.COM ENTERPRISES INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in United States dollars)
MARCH 31, 2003
================================================================================


1.       NATURE OF OPERATIONS

         The Company was incorporated on May 23, 1985 under the laws of the Province of British Columbia, Canada and re-incorporated in the Yukon Territory, Canada in September of 1999. The Company changed domicile to the State of Nevada on October 16, 2001. In connection with becoming a Nevada corporation, the Company's authorized common stock was increased from 100,000,000 shares with no par value to 100,000,000 shares with a par value of $0.001 per share. The Company's principal business activity, through its subsidiary, includes the operation of e-commerce retail web-sites specializing in sales of watches, fine jewelry as well as clothing and related products for teens and young adults.

         During the year ended March 31, 2001, the Company discontinued the exploration of its mineral properties and, accordingly, was no longer considered an exploration stage company.


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

         =======================================================================

                                                         2003             2002
         -----------------------------------------------------------------------

         Net loss                                    $   (648,739)  $  (867,931)
         Stockholders' equity (deficiency in assets)      (21,208)       37,437
         Working capital (deficiency)                     (35,069)       19,992
         =======================================================================


3.       SIGNIFICANT ACCOUNTING POLICIES

         These   consolidated   financial   statements  have  been  prepared  in
         accordance with generally accepted accounting principles in the United States of America.


         PRINCIPLES OF CONSOLIDATION

         These consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, Timebeat.com Inc. All significant inter-company balances and transactions have been eliminated upon consolidation.

TIMEBEAT.COM ENTERPRISES INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in United States dollars)
MARCH 31, 2003
================================================================================


3.       SIGNIFICANT ACCOUNTING POLICIES (cont'd...)

         USE OF ESTIMATES

         The preparation of consolidated financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the year. Actual results could differ from those estimates.

         FOREIGN CURRENCY TRANSLATION AND REPORTING CURRENCY

         Transaction amounts denominated in foreign currencies are translated at exchange rates prevailing at transaction dates. Carrying values of monetary assets and liabilities are adjusted at each balance sheet date to reflect the exchange rate at that date. Non-monetary assets and liabilities are translated at the exchange rate on the original transaction date. Gains and losses from restatement of foreign currency monetary and non-monetary assets and liabilities are included in income. Revenues and expenses are translated at the rates of exchange prevailing on the dates such items are recognized in earnings.

         For periods prior to April 1, 2000, the Company's functional currency was the Canadian dollar. Accordingly, any related exchange gains or losses prior to April 1, 2000 have been recorded in a separate component of stockholders' equity as accumulated other comprehensive income.

         CASH AND CASH EQUIVALENTS

         Cash and cash equivalents include highly liquid investments with original maturities of three months or less.

         INVENTORY

         Inventory, consisting of finished goods, is valued at the lower of cost and net realizable value. Cost is determined using the specific item method for watches and jewelry and the weighted average method for clothing and related products.

         WEB-SITE ACQUISITION AND DEVELOPMENT COSTS

         Web-site acquisition and development costs incurred in the preliminary project stage are expensed as incurred. The Company capitalizes certain costs incurred in the developing or obtaining of internal use software used in the web-site. Capitalized costs are amortized over the assets estimated useful life.

         PROPERTY AND EQUIPMENT

         Property  and   equipment   are  recorded  at  cost  less   accumulated
         depreciation. Depreciation is recorded annually using the following methods:


            Office equipment              20% declining balance
            Computer equipment            30% declining balance
            Computer software             30% declining balance

TIMEBEAT.COM ENTERPRISES INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in United States dollars)
MARCH 31, 2003
================================================================================


3.       SIGNIFICANT ACCOUNTING POLICIES (cont'd...)

         STOCK-BASED COMPENSATION

         Statement of Financial Accounting Standards No. 123 ("SFAS 123"), "Accounting for Stock-Based Compensation", encourages, but does not require, companies to record the compensation cost for stock-based employee compensation plans at fair value. The Company has chosen to account for employee stock-based compensation using SFAS 123. Accordingly, compensation cost for employee stock options is measured based on the fair value of the stock options granted.

         The Company accounts for stock-based compensation issued to non-employees in accordance with the provisions of SFAS 123 and the Emerging Issues Task Force Issue No. 96-18, "Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring or in Conjunction with Selling, Goods or Services" ("EITF 96-18").


         INCOME TAXES

         The Company follows the asset and liability method of accounting for income taxes. Under this method current income taxes are recognized for the estimated income taxes payable for the current period

         A deferred tax asset or liability is recorded for all temporary differences between financial and tax reporting and net operating loss carryforwards. Deferred tax expenses (benefits) result from the net change during the period of deferred tax assets and liabilities.

         Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.


         REVENUE RECOGNITION

         Revenue from the sale of watches, fine jewelry and clothing is recognized when the goods are shipped and invoiced and collection is reasonably assured.


         NET LOSS PER SHARE

         Basic net loss per share is computed by dividing loss attributable to common stockholders by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share takes into consideration shares of common stock outstanding (computed under basic loss per share) and potentially dilutive shares of common stock. Diluted net loss per share is not presented separately from loss per share as the exercise of any options and warrants would be anti-dilutive. At March 31, 2003 and 2002, the total number of potentially dilutive shares excluded from net loss per share is 6,062,401 and 5,786,235, respectively.


         COMPARATIVES

         Certain comparative figures have been reclassified to conform with the current year's presentation.

TIMEBEAT.COM ENTERPRISES INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in United States dollars)
MARCH 31, 2003
================================================================================


3.       SIGNIFICANT ACCOUNTING POLICIES (cont'd...)


         RECENT ACCOUNTING PRONOUNCEMENTS

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

         In June 2001, FASB issued Statements of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations" ("SFAS 143") that records the fair value of the liability for closure and removal costs associated with the legal obligations upon retirement or removal of any tangible long-lived assets. The initial recognition of the liability will be capitalized as part of the asset cost and depreciated over its estimated useful life. SFAS 143 is required to be adopted effective January 1, 2003.

         In August 2001, FASB issued Statements of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-lived Assets" ("SFAS 144"), which supersedes Statements of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to be Disposed of". SFAS 144 requires that long-lived assets that are to be disposed of by sale be measured at the lower of book value or fair value less cost to sell. Additionally, SFAS 144 expands the scope of discontinued operations to include all components of an entity with operations that (1) can be distinguished from the rest of the entity and (2) will be eliminated from the ongoing operations of the entity in a disposal transaction. SFAS 144 is effective for fiscal years beginning after December 15, 2001, and, generally, its provisions are to be applied prospectively.

         In April 2002, FASB issued Statements of Financial Accounting Standards No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections" ("SFAS 145"). SFAS 145 eliminates the requirement that gains and losses from the extinguishment of debt be aggregated and, if material, classified as an extraordinary item, net of the related income tax effect and eliminates an inconsistency between the accounting for sale-leaseback transactions and certain lease modifications that have economic effects that are similar to sale-leaseback transactions. Generally, SFAS 145 is effective for transactions occurring after May 15, 2002.

         In June 2002, FASB issued Statements of Financial Accounting Standards No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS 146") that nullifies Emerging Issues Task Force No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring)" ("EITF 94-3"). SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred, whereby EITF 94-3 had recognized the liability at the commitment date to an exit plan. The provisions of this statement are effective for exit or disposal activities that are initiated after December 31, 2002 with earlier application encouraged.

TIMEBEAT.COM ENTERPRISES INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in United States dollars)
MARCH 31, 2003
================================================================================


3.       SIGNIFICANT ACCOUNTING POLICIES (cont'd...)

         RECENT ACCOUNTING PRONOUNCEMENTS (cont'd...)

         In October 2002, FASB issued Statements of Financial Accounting Standards No. 147, "Acquisitions of Certain Financial Institutions - an amendment of FASB Statements No. 72 and 144 and FASB Interpretation No. 9" ("SFAS 147"). SFAS 147 requires the application of the purchase method of accounting to all acquisitions of financial institutions, except transactions between two or more mutual enterprises. SFAS 147 is effective for acquisitions for which the date of acquisition is on or after October 1, 2002.

         In December 2002, FASB issued Statements of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment of FASB Statement No. 123" ("SFAS 148"). SFAS 148 amends FASB Statement No. 123 to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of FASB Statement No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. SFAS 148 is effective for fiscal years ending after December 15, 2002.

         In April 2003, FASB issued Statements of Financial Accounting Standards No. 149 "Amendment of Statement 133 on Derivative Instruments and Hedging Activities" ("SFAS 149"). SFAS 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under FASB Statement No. 133 "Accounting for Derivative Instruments and Hedging Activities". SFAS 149 is generally effective for contracts entered into or modified after June 30, 2003.

         In May 2003, FASB issued Statements of Financial Accounting Standards No. 150 "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" ("SFAS 150"). SFAS 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003.

         The adoption of these new pronouncements did not or is not expected to have a material effect on the Company's consolidated financial position or results of operations.

         COMPARATIVE FIGURES

         Certain comparative figures have been reclassified to conform with the current year's presentation.


4.       RELATED PARTY TRANSACTIONS

         a)  Amounts due from related parties consist of the following:

             ===================================================================

                                                              2003         2002
             -------------------------------------------------------------------

             Due from companies controlled by directors   $   8,244    $      -
             ===================================================================

             Amounts due from related parties are unsecured, non-interest bearing with no fixed terms of repayment.

TIMEBEAT.COM ENTERPRISES INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in United States dollars)
MARCH 31, 2003
================================================================================


4.       RELATED PARTY TRANSACTIONS (cont'd...)


         b)  Amounts due to related parties consist of the following:

             ===================================================================

                                                              2003          2002
             -------------------------------------------------------------------

             Due to companies controlled by directors
             and persons related to directors          $     96,142   $   59,000
             ===================================================================


             Amounts due to related parties are unsecured, non-interest bearing with no fixed terms of repayment.


         c) The following amounts were paid or accrued to directors and companies controlled by directors and former directors or persons related to directors:

             ===================================================================

                                                              2003          2002
             -------------------------------------------------------------------

             Management and consulting fees            $    325,113   $  278,064
             Rent                                             9,100       13,790
                                                       ------------   ----------

                                                       $    334,213   $  291,854
             ===================================================================


             Management and consulting fees to related parties include $96,000 (2002 - $82,976) of stock-based compensation.


         d) The Company's watch and jewelry website is operated by a company controlled by a director and officer of the Company. Significant transactions with this company not disclosed elsewhere in these consolidated financial statements are as follows:


             ===================================================================

                                                              2003          2002
             -------------------------------------------------------------------

             Purchases                                 $     84,518   $   17,736
             Rent                                             7,900        6,000
             Salaries and wages                                  -         1,981
             Web-site development                                -        50,000
             ===================================================================


         These transactions are in the normal course of operations and are measured at the exchange amount, which is the amount of consideration established and agreed to by the related parties.

TIMEBEAT.COM ENTERPRISES INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in United States dollars)
MARCH 31, 2003
================================================================================


5.       PROPERTY AND EQUIPMENT

         ============================================================================================================

                                        March 31, 2003                                  March 31, 2002
                          -------------------------------------------    --------------------------------------------

                                           Accumulated           Net                      Accumulated            Net
                                   Cost   Depreciation     Book Value             Cost    Depreciation     Book Value
---------------------------------------------------------------------------------------------------------------------
Office equipment          $       7,093  $       3,622  $      3,471     $       7,093   $      3,030   $      4,063
Computer equipment               22,075         14,521         7,554            22,075         12,319          9,756
Computer software                 7,161          4,325         2,836             7,161          3,535          3,626
                          -------------  -------------  ------------     -------------   ------------   ------------

                          $      36,329  $      22,468  $     13,861     $      36,329   $     18,884   $     17,445
=====================================================================================================================


6.       STOCKHOLDERS' EQUITY

         COMMON STOCK

         In June 2001, the Company issued 505,000 units pursuant to private placement agreements at a price of $0.30 per unit for proceeds of $151,500, of which $40,041 was received in advance as of March 31, 2001. Each unit consists of one share of common stock and one non-transferable share purchase warrant. Each warrant entitles the holder to purchase one share of common stock at a price of $0.30 per share until January 12, 2002 (expired) and at $0.375 per share until January 12, 2003 (expired).

         In September 2001, the Company issued 919,166 units pursuant to private placement agreements at a price of $0.30 per unit for proceeds of $275,750, of which $86,500 was receivable as of March 31, 2002. Each unit consists of one share of common stock and one non-transferable share purchase warrant. Each warrant entitles the holder to purchase one share of common stock at a price of $0.30 per share until January 12, 2002 (expired) and at $0.375 per share until January 12, 2003 (expired).

         In December 2001, the Company issued 18,900 shares of common stock at a price of $0.37 per share and 148,500 shares of common stock at a price of $0.45 per share to settle debts in the amount of $73,818.

         In December 2001, the Company issued 50,000 shares of common stock to a
         consultant  with  a  fair  value  of  $24,666  as   consideration   for
         advertising and promotion services.

         In February 2002, the Company issued 418,667 units pursuant to private placement agreements at a price of $0.30 per unit for proceeds of $125,600. Each unit consists of one share of common stock and one non-transferable share purchase warrant. Each warrant entitles the holder to purchase one share of common stock at a price of $0.30 per share until January 12, 2003 (expired) and at $0.375 per share until January 12, 2004.

         In April 2002, the Company issued 97,666 shares of common stock for proceeds of $34,901 on the exercise of stock options priced at $0.35 (CDN$0.56) per share.

         On April 30, 2002, the Company completed a private placement consisting of 315,000 units at a price of $0.30 per unit for proceeds of $94,500, of which $63,501 had been received as of March 31, 2002. Each unit consists of one share of common stock and one share purchase warrant entitling the holder to acquire one additional share of common stock at a price of $0.35 per share until April 20, 2003 and at $0.37 per share until April 20, 2004.

TIMEBEAT.COM ENTERPRISES INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in United States dollars)
MARCH 31, 2003
================================================================================


6.       STOCKHOLDERS' EQUITY (cont'd...)

         COMMON STOCK (cont'd...)

         On August 9, 2002, the Company elected to exercise a put to sell 54,780 shares of common stock at a price of $0.30 per share to Swartz Private Equity LLC for subscriptions receivable of $9,860 pursuant to certain investment agreements (Note 8).

         On October 22, 2002, the Company issued 50,000 shares of common stock at a fair value of $12,500 to a consultant as consideration for investor relations services, of which $6,250 was prepaid at March 31, 2003. The Company also issued 12,000 units pursuant to a private placement at a price of $0.25 per unit for proceeds of $3,000. Each unit consists of one share of common stock and one share purchase warrant entitling the holder to acquire one additional share of common stock at a price of $0.25 per share until December 6, 2003 and at $0.30 per share until December 6, 2004.

         On November 21, 2002, the Company issued 350,000 shares of common stock to directors and officers of the Company at a fair value of $87,500 and 200,000 shares of common stock to a consultant at a fair value of at $40,000 as consideration for management and consulting services.

         On December 4, 2002, the Company issued 250,000 shares of common stock at a fair value of $62,500 pursuant to a contract with Global Management Inc. for investor relations services (Note 8d). The Company also issued 100,000 units pursuant to a private placement at a price of $0.25 per unit for proceeds of $25,000. Each unit consists of one share of common stock and one share purchase warrant entitling the holder to acquire one additional share of common stock at a price of $0.25 per share until December 6, 2003 and at $0.30 per share until December 6, 2004. The Company issued a further 13,600 shares of common stock at a price of $0.25 per share to settle accounts payable totaling $3,400.

         ADDITIONAL PAID-IN CAPITAL

         On becoming a Nevada corporation (Note 1), a par value of $0.001 was assigned to the Company's shares. The consolidated statement of stockholders' equity (deficiency in assets) has been restated to give retroactive recognition of the par value for all periods presented by reclassifying amounts in excess of par value to additional paid-in capital.

         The excess of proceeds received for shares of common stock over their par value of $0.001, less share issue costs, is credited to additional paid-in capital.

         WARRANTS

         Following is a summary of the status of share purchase warrants outstanding as at March 31, 2003:

         =======================================================================

               Number             Exercise
            of Shares                Price             Expiry Date
         -----------------------------------------------------------------------

              150,000               $ 0.50             December 31, 2003
              150,000                 0.75             December 31, 2003
              150,000                 1.25             December 31, 2003
              418,667                0.375             January 12, 2004

                                  - CONTINUED -

TIMEBEAT.COM ENTERPRISES INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in United States dollars)
MARCH 31, 2003
================================================================================


6.       STOCKHOLDERS' EQUITY (cont'd...)

         WARRANTS (cont'd...)

         =======================================================================

               Number             Exercise
            of Shares                Price             Expiry Date
         -----------------------------------------------------------------------

         CONT'D...

              315,000                 0.35             April 20, 2003
                       then at        0.37             April 20, 2004
              112,000                 0.25             December 6, 2003
                       then at        0.30             December 6, 2004
              904,000                 0.18 (a)         July 10, 2005
               90,400                 0.23 (b)         April 10, 2006
           ----------

            2,290,067
         =======================================================================

         (a) These warrants were re-priced from $0.75 to $0.18 per share during the current fiscal year (Note 7).

         (b) These warrants were re-priced from $0.3438 to $0.23 per share during the current fiscal year (Note 7).


7.       STOCK-BASED COMPENSATION

         The Company has established two share purchase option plans whereby the board of directors may, from time to time, grant options. The first plan allows for up to 3,200,000 shares of the Company's common stock to be granted to directors, officers, employees and consultants. The second plan, the 2002 non-statutory option plan, allows for up to 3,000,000 shares of the Company's common stock to be granted to employees and consultants. In total, 6,200,000 shares of the Company are available through the option plans. The maximum term of any option granted is five years.

         Following is a summary of stock option activity:

         =======================================================================

                                                                      Weighted
                                                                       Average
                                                        Number        Exercise
                                                     of Shares           Price
         -----------------------------------------------------------------------

         Outstanding at March 31, 2001               1,921,000  $         0.53

             Granted                                 1,274,000            0.39
             Cancelled on repricing                    (64,000)           0.48
             Issued on repricing                        64,000            0.22
             Cancelled                                (404,334)           0.40
             Exercised                                (130,666)           0.27
                                                   ------------
                                  - CONTINUED -

TIMEBEAT.COM ENTERPRISES INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in United States dollars)
MARCH 31, 2003
================================================================================


7.       STOCK-BASED COMPENSATION (cont'd...)

         =======================================================================

                                                                      Weighted
                                                                       Average
                                                        Number        Exercise
                                                     of Shares           Price
         -----------------------------------------------------------------------

         CONT'D...

         Outstanding at March 31, 2002               2,660,000  $         0.42
         =======================================================================

         Exercisable at March 31, 2002               1,849,167  $         0.47
         =======================================================================

         Weighted average fair value of options
           granted during the year                          $  0.17
         =======================================================================

         Outstanding at March 31, 2002               2,660,000  $         0.42
             Granted                                 1,210,000            0.13
             Exercised                                 (97,666)           0.35
                                                   ------------

         Outstanding at March 31, 2003               3,772,334  $         0.35
         =======================================================================

         Exercisable at March 31, 2003               2,607,834  $         0.41
         =======================================================================

         Weighted average fair value of options
           granted during the year                          $  0.12
         =======================================================================

         Following is a summary of the status of options outstanding as at March 31, 2003:

         =======================================================================

                     Outstanding Options                     Exercisable Options
         --------------------------------------------------- -------------------

               Number       Exercise                                      Number
            of Shares          Price     Expiry Date                   of Shares
         -----------------------------------------------------------------------

              304,000  CDN  $   0.77     March 8, 2004                   304,000
               50,000           1.03     June 1, 2004                     50,000
              300,000           0.76     August 16, 2004                 300,000
              681,000           0.76     September 30, 2004              681,000
               80,000           0.76     May 19, 2005                     80,000
               50,000           1.15     June 15, 2005                    50,000
               23,334           0.56     October 15 2005                  23,334

               50,000   US  $   0.38     September 10, 2004               33,333
                  500           0.37     March 31, 2006                      500
              101,000           0.51     April 16, 2006                   67,334
              120,000           0.37     November 21, 2006                80,000
              250,000           0.40     March 14, 2007                  166,667
              552,500           0.40     March 15, 2007                  368,333
            1,210,000           0.13     December 30, 2007               403,333
          -----------                                               ------------

            3,772,334                                                  2,607,834
         =======================================================================

TIMEBEAT.COM ENTERPRISES INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in United States dollars)
MARCH 31, 2003
================================================================================



7.       STOCK-BASED COMPENSATION (cont'd...)

         The Company granted Nil (2002 - 1,274,000) options to consultants, 1,210,000 (2002 - Nil) options to employees and re-priced Nil (2002 - 64,000) options during the current year. Accordingly, the Company recorded stock-based compensation of $143,235 (2002 - $226,631) which is being amortized by charges to operations over the vesting periods of the options. The Company also cancelled Nil (2002 - 404,334) options and, accordingly, the unamortized balance of stock-based compensation of $Nil (2002 - $23,178) was not recognized in these consolidated financial statements. The amount amortized to expense for stock options during the year ended March 31, 2003 was $162,426 (2002 - $202,390).
         This amount has been recorded in the accompanying consolidated statements of operations as consulting fees of $158,426 (2002 - $188,263) and salaries and benefits of $4,000 (2002 - $14,127). A balance of $133,906 (2002 - $153,097) remains to be amortized to expense over the remaining term of the consultants' and employees' services which range over a period of three years for the options.

         The Company also re-priced a total of 994,400 (2002 - Nil) warrants during the current year held by a third party pursuant to investment agreements (Note 8c). The stock-based compensation recognized for the re-pricing of these warrants using the Black Scholes option pricing model was $Nil.

         The Company also issued a total of Nil (2002 - 90,400) warrants during the current year to a third party pursuant to investment agreements (Note 8c). Accordingly, the stock-based compensation recognized for the issuance of these warrants using the Black Scholes option pricing model was $Nil (2002 - $14,578). The expense has been recorded as commitment fees in the accompanying consolidated statements of operations.

         The Company issued 450,000 warrants valued at $7,867 using the Black Scholes option pricing model pursuant to a contract with Global Management Inc. (Note 8) for investor relations services.

         The Company uses the Black-Scholes option pricing model to determine the fair value of options and similar instruments granted at the issuance date. In determining the fair value, the following assumptions were used:

         =======================================================================

                                                       2003              2002
         -----------------------------------------------------------------------

         Risk free interest rate               3.03% - 1.61%              3.5%
         Expected life                           3 - 5 years           3 years
         Expected volatility                        74%-137%           80%-91%
         Expected dividends                            -                  -
         =======================================================================


8.       CONTINGENCIES AND COMMITMENTS

         a) During the year ended March 31, 2002, the Company settled a claim relating to prior years mineral property work by incurring costs of $12,990 in addition to the $24,703 previously accrued by the Company for this claim. As part of the settlement, the Company also assigned restricted term deposits of $12,692 to the claimant.

         b) The Company is not aware of any liabilities related to environmental protection and rehabilitation costs with respect to its former mineral property exploration activities. However, due to the nature of the Company's former exploration business there is no assurance that such a liability will not arise in the future.

TIMEBEAT.COM ENTERPRISES INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in United States dollars)
MARCH 31, 2003
================================================================================


8.       CONTINGENCIES AND COMMITMENTS (cont'd...)


         c) The Company has passed various resolutions related to investment agreements with Swartz Private Equity LLC ("Swartz") for raising proceeds through stock issuances of up to $25,000,000 with Swartz. The agreements contain conditions that the Company meet certain listing and pricing requirements for its common stock. Funds will be made available subject to the Company meeting these and other conditions. As consideration, the Company granted warrants to purchase 760,000 and 144,000 shares exercisable at a price of $0.75 per share until July 10, 2005 during the year ending March 31, 2001 and warrants to purchase 90,400 shares exercisable at a price of $0.3438 per share until April 10, 2006 during the year ended March 31, 2002. Pursuant to the terms of the warrants the 760,000 and 144,000 warrants were re-priced to $0.18 and the 90,400 were re-priced to $0.23 during the current year (Note 7).

         d) The Company entered into a one year contract during the current year with Global Management Inc. ("Global") for investor relations services wherein Global was granted a total of 450,000 warrants exercisable until December 31, 2003 at a price of $0.50 per share for 150,000 warrants, $0.75 per share for 150,000 warrants and $1.25 per share for 150,000 warrants and a total of 500,000 shares within six months, 250,000 of which are issued at a fair value of $62,500 to March 31, 2003.



9.       SUPPLEMENTAL DISCLOSURE FOR CASH FLOWS


         Significant non-cash transactions for the year ended March 31, 2003 consisted of:

         a) The Company issuing shares of common stock in the amount of $63,501 in exchange for stock subscriptions received in advance of $63,501 and issuing 54,780 shares in exchange for stock subscriptions receivable of $9,860.

         b) The Company issuing 850,000 shares of common stock in exchange for various management, consulting and investor relation services totaling $202,500, $6,250 of which was included in prepaid expenses at March 31, 2003.

         c) The Company issuing 13,600 shares of common stock to settle accounts payable totaling $3,400.


         Significant non-cash transactions for the year ended March 31, 2002 consisted of:

         a) The Company issuing 167,400 shares of common stock in exchange for settling debts of $73,818.

         b) The Company assigning restricted term deposits of $12,692 in exchange for settling an outstanding claim (Note 8a).

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

TIMEBEAT.COM ENTERPRISES INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in United States dollars)
MARCH 31, 2003
================================================================================


10.      INCOME TAXES

         A reconciliation of income taxes at statutory rates with reported taxes is as follows:

         =======================================================================

                                                          2003             2002
         -----------------------------------------------------------------------

         Loss before income taxes              $      (648,739)  $     (867,931)
         =======================================================================

         Expected income tax benefit           $       227,060   $      306,289
         Stock-based compensation not
           recognized for tax purposes                (130,478)         (76,715)
         Other items                                    (1,226)         (10,136)
         Unrecognized benefit of net
           operating losses                            (95,356)        (219,438)
                                               ---------------   --------------

                                               $            -    $           -
         =======================================================================

         The Company's deferred tax assets are as follows:

         =======================================================================

                                                          2003             2002
         -----------------------------------------------------------------------


         Deferred tax assets
           Resource expenditure pools           $     1,411,509  $    1,317,618
           Other assets                                   8,528           7,961
           Operating losses available for
              future periods                          1,326,955       1,164,305
                                                ---------------  --------------

                                                      2,746,992       2,489,884
         Valuation allowance                         (2,746,992)     (2,489,884)
                                                ---------------  --------------

         Net deferred tax assets                $            -   $           -
         =======================================================================

         The Company has not recorded in these consolidated financial statements the income tax benefits of approximately $1,374,000 of operating losses which may be applied to reduce taxable income in future years. These losses will expire commencing in 2020.

         Subject to certain restrictions, the Company also has approximately $3,136,000 of Canadian resource expenditures and $1,880,000 of losses available to reduce Canadian taxable income in future years.

         The Company has provided a valuation allowance against its deferred tax assets given that it is more likely than not that these benefits will not be realized.

11.      SEGMENTED INFORMATION

         The Company operates in the business of selling jewelry, watches and clothing and related products through e-commerce retail web-sites.

         The Company operates in two geographic segments being Canada and the United States of America.

TIMEBEAT.COM ENTERPRISES INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in United States dollars)
MARCH 31, 2003
================================================================================


11.      SEGMENTED INFORMATION (cont'd...)

         Segmented geographic information for the year ended March 31, 2003 is as follows:

         =======================================================================

                                          Canada        U.S.A.          Total
         -----------------------------------------------------------------------

         Property and equipment      $     2,362   $    11,499   $     13,861
         Total assets                     13,023       183,340        196,363
         Sales                                -        498,939        498,939
         Depreciation                        790         2,794          3,584
         Loss                           (294,852)     (353,887)      (648,739)
         =======================================================================

         Segmented geographic information for the year ended March 31, 2002 is as follows:

         =======================================================================

                                          Canada        U.S.A.          Total
         -----------------------------------------------------------------------

         Property and equipment      $     3,235   $    14,210   $     17,445
         Total assets                      7,157       268,242        275,399
         Sales                                -        109,779        109,779
         Depreciation                      1,039         4,672          5,711
         Loss                           (470,234)     (397,697)      (867,931)
         =======================================================================


12.      FINANCIAL INSTRUMENTS

         The Company's financial instruments consist of cash and cash equivalents, receivables, amounts due from related parties, accounts payable and accrued liabilities, amounts due to related parties, stock subscriptions received and stock subscriptions receivable. Unless otherwise noted, it is management's opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments. The fair value of these financial instruments approximates their carrying values, unless otherwise noted.

         CREDIT RISK

         The Company does not believe it is subject to any significant concentration of credit risk. Although cash and cash equivalents balances may be held from time to time in excess of federally insured limits, they are in place with major financial institutions with high credit standing.


13.      SUBSEQUENT EVENTS

         The following events occurred subsequent to March 31, 2003:

         a) On July 17, 2003, the Company completed a private placement consisting of 512,500 shares and 512,500 warrants for gross proceeds of $41,000. The warrants are exercisable at a price of $0.08 per share for the first year and at $0.10 per share for the second year.

TIMEBEAT.COM ENTERPRISES INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in United States dollars)
MARCH 31, 2003
================================================================================


13.      SUBSEQUENT EVENTS (cont'd...)

         b) The Company settled a dispute with a supplier for proceeds to the Company of $15,000 and forgiveness of an amount owing by the Company of $17,500.