Form 10QSB
period 2003-06-30
TIMEBEAT COM ENTERPRISES INC /
filed 2003-11-26
CIK 1001808

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)
[X]              QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended: June 30, 2003

[ ]              TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                                  EXCHANGE ACT
         For the transition period from ______________ to _______________

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

    580 HORNBY STREET, SUITE 900, VANCOUVER, BRITISH COLUMBIA, CANADA V6C 3B6
              (Former name, former address and former fiscal year,
                          if changed since last report)

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

           20,145,149 SHARES OF COMMON STOCK, $0.001 PAR VALUE, AS OF
                                  JUNE 30, 2003

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

     Item 6.  Exhibits and Reports on Form 8-K


SIGNATURES

                          TIMEBEAT.COM ENTERPRISES INC.


                        CONSOLIDATED FINANCIAL STATEMENTS
                      (EXPRESSED IN UNITED STATES DOLLARS)
                                   (UNAUDITED)


                                  JUNE 30, 2003

TIMEBEAT.COM ENTERPRISES INC.
CONSOLIDATED BALANCE SHEETS
(Expressed in United States dollars)

=============================================================================================================

                                                                                                    June 30,
                                                                                                        2003
-------------------------------------------------------------------------------------------------------------
                                                                                                 (Unaudited)
ASSETS

CURRENT
    Cash and cash equivalents                                                                $        36,524
    Receivables                                                                                        3,295
    Prepaid expense - related parties                                                                 14,387
    Inventory                                                                                        131,898
    Prepaid expenses                                                                                  12,089
    Deferred tax assets less valuation allowance of $2,962,678                                            -
                                                                                             ---------------

    Total current assets                                                                             198,193

PROPERTY AND EQUIPMENT, net of accumulated depreciation                                               10,108
                                                                                             ---------------

TOTAL ASSETS                                                                                 $       208,301
=============================================================================================================

LIABILITIES AND DEFICIENCY IN ASSETS

CURRENT
    Accounts payable and accrued liabilities                                                 $       100,301
    Due to related parties (Note 4)                                                                  117,763
    Stock subscriptions received (Note 10)                                                            45,000
                                                                                             ---------------

    Total current liabilities                                                                        263,064
                                                                                             ---------------

CONTINGENCIES AND COMMITMENTS (Note 7)

DEFICIENCY IN ASSETS
    Common stock (Note 5)
       Authorized
          100,000,000 common shares with a par value of $0.001 per share
       Issued and outstanding
          20,145,149 common shares                                                                    20,145
    Additional paid-in capital                                                                    16,093,488
    Stock subscriptions receivable                                                                   (39,860)
    Deferred stock-based compensation (Note 6)                                                      (104,521)
    Accumulated other comprehensive income                                                            45,800
    Accumulated deficit                                                                          (16,069,815)
                                                                                             ---------------

    Total deficiency in assets                                                                       (54,763)
                                                                                             ---------------

TOTAL LIABILITIES AND DEFICIENCY IN ASSETS                                                   $       208,301
=============================================================================================================


              The accompanying notes are an integral part of these
                       consolidated financial statements.

TIMEBEAT.COM ENTERPRISES INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Expressed in United States dollars)
(Unaudited)

==============================================================================================================================

                                                                                                Three Month       Three Month
                                                                                               Period Ended      Period Ended
                                                                                                   June 30,          June 30,
                                                                                                       2003              2002
------------------------------------------------------------------------------------------------------------------------------

SALES                                                                                       $       128,764  $        38,393

COST OF GOODS SOLD (Note 4)                                                                          63,980            5,095
                                                                                            ---------------  ---------------

GROSS PROFIT                                                                                         64,784           33,298
                                                                                            ---------------  ---------------

GENERAL AND ADMINISTRATIVE EXPENSES
    Advertising and promotion                                                                        20,431           10,469
    Depreciation                                                                                      1,391            1,184
    Management and consulting fees (Note 4)                                                          76,789           80,228
    Office, secretarial and administration                                                            8,665            3,476
    Professional fees                                                                                 2,655            1,543
    Rent (Note 4)                                                                                     3,745            5,723
    Salaries and benefits                                                                                -             8,518
    Telephone, fax and utilities                                                                      3,409           13,521
    Transfer agent and regulatory fees                                                                  984            1,037
    Travel and investor relations                                                                     2,014            7,977
    Web-site development                                                                              5,399           30,634
                                                                                            ---------------  ---------------

                                                                                                    125,482          164,310
                                                                                            ---------------  ---------------

LOSS BEFORE OTHER INCOME (EXPENSES) AND INCOME TAXES                                                (60,698)        (131,012)
                                                                                            ---------------  ---------------

OTHER INCOME (EXPENSES)
    Interest income                                                                                      -                30
    Foreign exchange gain (loss)                                                                        119           (3,434)
    Loss on disposal of property and equipment                                                       (2,362)              -
                                                                                            ---------------  --------------

                                                                                                     (2,243)          (3,404)
                                                                                            ---------------  ---------------

NET LOSS FOR THE PERIOD BEFORE INCOME TAXES                                                         (62,941)        (134,416)

INCOME TAXES                                                                                             -                -
                                                                                            ---------------  --------------

NET LOSS FOR THE PERIOD                                                                     $       (62,941) $      (134,416)
==============================================================================================================================

BASIC AND FULLY DILUTED NET LOSS PER SHARE                                                  $         (0.01) $         (0.01)
==============================================================================================================================

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING                                             20,145,149       19,002,969
==============================================================================================================================

              The accompanying notes are an integral part of these
                       consolidated financial statements.

TIMEBEAT.COM ENTERPRISES INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Expressed in United States dollars)
(Unaudited)

===========================================================================================================--=================

                                                                                                Three Month       Three Month
                                                                                               Period Ended      Period Ended
                                                                                                   June 30,          June 30,
                                                                                                       2003              2002
------------------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES
    Net loss for the period                                                                 $       (62,941) $      (134,416)
    Adjustments to reconcile net loss to net cash
    used for operating activities:
       Depreciation                                                                                   1,391            1,184
       Loss on disposal of property and equipment                                                     2,362               -
       Management and consulting fees - stock based compensation                                     29,386           40,380
       Salaries and benefits - stock based compensation                                                  -             3,250

    Changes in assets and liabilities:
       Decrease in receivables                                                                        1,776           18,893
       Increase in due from related parties                                                          (6,143)          (5,524)
       (Increase) decrease in inventory                                                              (1,511)             560
       (Increase) decrease in prepaid expenses                                                        2,512           (1,943)
       Decrease in accounts payable and accrued liabilities                                         (17,128)         (21,586)
                                                                                            ---------------  ---------------

    Net cash used in operating activities                                                           (50,296)         (99,202)
                                                                                            ---------------  ---------------

CASH FLOWS FROM FINANCING ACTIVITIES
    Proceeds on issuance of common stock                                                                 -            65,903
    Due to related parties                                                                           21,621           (9,000)
    Stock subscriptions received                                                                     41,000           56,500
                                                                                            ---------------  ---------------

    Net cash provided by financing activities                                                        62,621          113,403
                                                                                            ---------------  ---------------

CASH FLOWS FROM INVESTING ACTIVITIES
    Acquisition of property and equipment                                                                -               (20)
                                                                                            ---------------  ---------------

    Net cash used in investing activities                                                                -               (20)
                                                                                            ---------------  ---------------

INCREASE IN CASH DURING THE PERIOD                                                                   12,325           14,181

CASH, BEGINNING OF THE PERIOD                                                                        24,199            4,552
                                                                                            ---------------  ---------------

CASH, END OF THE PERIOD                                                                     $        36,524  $        18,733
==============================================================================================================================

CASH PAID DURING THE PERIOD FOR INTEREST                                                    $            -   $            -
==============================================================================================================================

CASH PAID DURING THE PERIOD FOR INCOME TAXES                                                $            -   $            -
==============================================================================================================================

SUPPLEMENTAL DISCLOSURE FOR CASH FLOWS (Note 8)

              The accompanying notes are an integral part of these
                       consolidated financial statements.

TIMEBEAT.COM ENTERPRISES INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in United States dollars)
(Unaudited)
JUNE 30, 2003
================================================================================



1.       NATURE OF OPERATIONS AND BASIS OF PRESENTATION

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

         The accompanying unaudited consolidated financial statements have been prepared by the Company in conformity with requirements of the Securities and Exchange Commision for interim financial statements. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary (consisting of normal recurring accruals) to present fairly the financial information contained therein. These unaudited consolidated financial statements do not include all disclosures required by generally accepted accounting principles in the United States of America and should be read in conjunction with the audited consolidated financial statements of the Company for the year ended March 31, 2003. The results of operations for the three-month period ended June 30, 2003 are not necessarily indicative of the results to be expected for the year ending March 31, 2004.

         Certain comparative figures have been reclassified to conform with the current period's presentation.


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

        ========================================================================

                                                       June 30,        March 31,
                                                          2003             2003
        ------------------------------------------------------------------------

        Net loss                               $       (62,941) $      (648,739)
        Deficiency in assets                           (54,763)         (21,208)
        Working capital (deficiency)                   (64,871)         (35,069)
        ========================================================================

TIMEBEAT.COM ENTERPRISES INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in United States dollars)
(Unaudited)
JUNE 30, 2003
================================================================================



3.       SIGNIFICANT ACCOUNTING POLICIES


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

         For periods prior to April 1, 2000, the Company's functional currency was the Canadian dollar. Accordingly, any related exchange gains or losses prior to April 1, 2000, have been recorded in a separate component of stockholders' equity as accumulated other comprehensive income. For periods after April 1, 2000, the Company's functional currency was the U.S. dollar.


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

TIMEBEAT.COM ENTERPRISES INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in United States dollars)
(Unaudited)
JUNE 30, 2003
================================================================================


3.       SIGNIFICANT ACCOUNTING POLICIES (cont'd...)

         WEB-SITE ACQUISITION AND DEVELOPMENT COSTS

         Web-site acquisition and development costs incurred in the preliminary project stage are expensed as incurred. The Company capitalizes certain costs incurred in the developing or obtaining of internal use software used in web-sites. Capitalized costs are amortized over the assets estimated useful life.

         PROPERTY AND EQUIPMENT

         Property and equipment are recorded at cost and are depreciated over their estimated useful lives using the following methods:

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

         INCOME TAXES

         The Company follows the asset and liability method of accounting for income taxes. Under this method current income taxes are recognized for the estimated income taxes payable for the current period.

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

TIMEBEAT.COM ENTERPRISES INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in United States dollars)
(Unaudited)
JUNE 30, 2003
================================================================================



3.       SIGNIFICANT ACCOUNTING POLICIES (cont'd...)

         NET LOSS PER SHARE

         Basic net loss per share is computed by dividing loss atrributable to common stockholders by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share takes into consideration shares of common stock outstanding (computed under basic loss per share) and potentially dilutive shares of common stock. Diluted net loss per share is not presented separately from loss per share as the exercise of any options and warrants would be anti-dilutive. At March 31, 2003 and June 30, 2003, the total number of potentially dilutive shares excluded from net loss per share is 6,062,401.

         COMPARATIVE FIGURES

         Certain comparative figures have been reclassified to conform with the current period's presentation.

         RECENT ACCOUNTING PRONOUNCEMENTS

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


4.       RELATED PARTY TRANSACTIONS

         a)  Prepaid expenses - related parties consist of the following:

         =======================================================================

                                                           June 30,    March 31,
                                                              2003         2003
         -----------------------------------------------------------------------

         Prepaid expenses - related parties             $    14,387  $    8,244
         =======================================================================

         Amounts prepaid to related parties represent costs advanced to a consulting firm controlled by one of the directors of the Company.

TIMEBEAT.COM ENTERPRISES INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in United States dollars)
(Unaudited)
JUNE 30, 2003
================================================================================



4.       RELATED PARTY TRANSACTIONS (cont'd...)

         b)  Amounts due to related parties consist of the following:

         =======================================================================

                                                           June 30,    March 31,
                                                              2003         2003
         -----------------------------------------------------------------------

         Due to companies controlled by directors and    $  117,763   $   96,142
         persons related to directors
         =======================================================================

         Amounts due to related parties are unsecured, non-interest bearing with no fixed terms of repayment.


         c) The following amounts were paid or accrued to directors and companies controlled by directors and former directors or persons related to directors:

         =======================================================================

                                                       June 30          June 30
                                                          2003             2002
         -----------------------------------------------------------------------

         Management and consulting fees         $       53,669  $        39,700
         Rent                                            2,220            3,200
                                                --------------  ---------------

                                                $       55,889  $        42,900
         =======================================================================

         Management and consulting fees to related parties include $23,669 (2002-$9,700) of stock based compensation.


         d) The Company's watch and jewelry website is operated by a company controlled by a director and officer of the Company. Significant transactions with this company not disclosed elsewhere in these consolidated financial statements are as follows:

         =======================================================================

                                                      June 30,         June 30,
                                                         2003             2002
         -----------------------------------------------------------------------

         Purchases                             $        19,921  $            -
         Rent                                            1,525              500
         =======================================================================

         These transactions are in the normal course of operations and are measured at the exchange amount, which is the amount of consideration established and agreed to by the related parties.

TIMEBEAT.COM ENTERPRISES INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in United States dollars)
(Unaudited)
JUNE 30, 2003
================================================================================


5.       DEFICIENCY IN ASSETS


         COMMON STOCK

         In April 2002, the Company issued 97,666 shares of common stock for proceeds of $34,901 on the exercise of stock options priced at $0.35 (CDN $0.56) per share.


         On April 30, 2002, the Company completed a private placement consisting of 315,000 units at a price of $0.30 per unit for proceeds of $94,500, of which $63,501 had been received as of March 31, 2002. Each unit consists of one share of common stock and one share purchase warrant entitling the holder to acquire one additional share of common stock at a price of $0.35 per share until April 20, 2003 (expired) and at $0.37 per share until April 20, 2004.


         On August 9, 2002, the Company elected to exercise a put to sell 54,780 shares of common stock at a price of $0.30 per share to Swartz Private Equity LLC for subscriptions receivable of $9,860 pursuant to certain investment agreements (Note 7).


         On October 22, 2002, the Company issued 50,000 shares of common stock at a fair value of $12,500 to a consultant as consideration for investor relation services, of which $6,250 was prepaid at March 31, 2003. The Company also issued 12,000 units pursuant to a private placement at a price of $0.25 per unit for proceeds of $3,000. Each unit consists of one share of common stock and one share purchase warrant entitling the holder to acquire one additional share of common stock at a price of $0.25 per share until December 6, 2003 and at $0.30 per share until December 6, 2004.


         On November 21, 2002, the Company issued the 350,000 shares of common stock to directors and officers of the Company at a fair value of $87,500 and 200,000 shares of common stock to a consultant at a fair value of $40,000 as consideration for management and consulting services.


         On December 4, 2002, the Company issued 250,000 shares of common stock at a fair value of $62,500 pursuant to a contract with Global Management Inc. for investor relations services (Note 7). The Company also issued 100,000 units pursuant to a private placement at a price of $0.25 per unit for proceeds of $25,000. Each unit consists of one share of common stock and one share purchase warrant entitling the holder to acquire one additional share of common stock a price of $0.25 per share until December 6, 2003 and at $0.30 per share until December 6, 2004. The Company issued a further 13,600 shares of common stock at a price of $0.25 per share to settle accounts payable totaling $3,400.

TIMEBEAT.COM ENTERPRISES INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in United States dollars)
(Unaudited)
JUNE 30, 2003
================================================================================


5.       DEFICIENCY IN ASSETS (cont'd...)

         WARRANTS

         Following is a summary of the status of share purchase warrants outstanding as at June 30, 2003:

         =======================================================================

                 Number              Exercise
              of Shares                 Price         Expiry Date
          ----------------------------------------------------------------------

                112,000                 0.25          December 6, 2003
                            then at     0.30          December 6, 2004
                150,000                 0.50          December 31, 2003
                150,000                 0.75          December 31, 2003
                150,000                 1.25          December 31, 2003
                418,667                 0.375         January 12, 2004
                315,000                 0.37          April 20, 2004
                904,000                 0.18          July 10, 2005
                 90,400                 0.23          April 10, 2006
            -----------

              2,290,067
         =======================================================================


6.       STOCK-BASED COMPENSATION

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

         Following is a summary of stock option activity:

         =======================================================================

                                                         Number
                                                      of Shares          Amount
         -----------------------------------------------------------------------

         Outstanding at March 31, 2002                2,660,000  $         0.42
            Granted                                   1,210,000            0.13
            Cancelled                                        -               -
            Exercised                                   (97,666)           0.35
                                                 --------------

        Outstanding at March 31, 2003 and
          June 30, 2003                               3,772,334  $         0.35
                                  - CONTINUED -

TIMEBEAT.COM ENTERPRISES INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in United States dollars)
(Unaudited)
JUNE 30, 2003
================================================================================


6.       STOCK-BASED COMPENSATION (cont'd...)


         =======================================================================

                                                         Number
                                                      of Shares          Amount
         -----------------------------------------------------------------------

         CONTINUED...


         Exercisable at March 31, 2003                2,607,834  $         0.41
         =======================================================================


         Exercisable at June 30, 2003                 2,641,500  $         0.418
         =======================================================================


         Weighted average fair value of options
         granted during the period                          Nil
         =======================================================================


         Following is a summary of the status of options outstanding as at June 30, 2003:

         =======================================================================================================

                              Outstanding Options                                        Exercisable Options
         -----------------------------------------------------------------            --------------------------

                Number          Exercise                                                        Number
             of Shares             Price        Expiry Date                                  of Shares
         -------------------------------------------------------------------------------------------------------

               304,000      CDN $   0.77        March 8, 2004                                  304,000
                50,000              1.03        June 1, 2004                                    50,000
               300,000              0.76        August 16, 2004                                300,000
               681,000              0.76        September 30, 2004                             681,000
                80,000              0.76        May 19, 2005                                    80,000
                50,000              1.15        June 15, 2005                                   50,000
                23,334              0.56        October 15 2005                                 23,334

                50,000        US  $ 0.38        September 10, 2004                              33,333
                   500              0.37        March 31, 2006                                     500
               101,000              0.51        April 16, 2006                                 101,000
               120,000              0.37        November 21, 2006                               80,000
               250,000              0.40        March 14, 2007                                 166,667
               552,500              0.40        March 15, 2007                                 368,333
             1,210,000             0.412        December 20, 2007                              403,333
             ---------                                                                         -------

             3,772,334                                                                       2,641,500
         =======================================================================================================

TIMEBEAT.COM ENTERPRISES INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in United States dollars)
(Unaudited)
JUNE 30, 2003
================================================================================



6.       STOCK-BASED COMPENSATION (cont'd...)

         The amount amortized to expense for stock options during the period ended June 30, 2003 was $29,386 (2002 - $43,630). This amount has been recorded in the accompanying consolidated statement of operations as consulting fees of $29,386 (2002 - $40,380) and salaries and benefits of $Nil (2002 - $3,250). A balance of $ 104,521 remains to be amortized to expense over the remaining term of the consultants' and employees' services which range over a period of three years for the options.

         The Company uses the Black-Scholes option pricing model to determine the fair value of options and similar instruments granted at the issuance date.


7.       CONTINGENCIES AND COMMITMENTS

         a) The Company is not aware of any liabilities related to environmental protection and rehabilitation costs with respect to its former mineral property exploration activities. However, due to the nature of the Company's former exploration business there is no assurance that such a liability will not arise in the future.

         b) The Company has passed various resolutions related to investment agreements with Swartz Private Equity LLC ("Swartz") for raising proceeds through stock issuances of up to $25,000,000 with Swartz. The agreements contain conditions that the Company meet certain listing and pricing requirements for its common stock. Funds will be made available subject to the Company meeting these and other conditions. As consideration, the Company granted warrants to purchase 760,000 and 144,000 shares exercisable at a price of $0.75 per share until July 10, 2005 during the year ending March 31, 2001 and warrants to purchase 90,400 shares exercisable at a price of $0.3438 until April 10, 2006 during the year ended March 31, 2002. Pursuant to the terms of the warrants the 760,000 and 144,000 warrants were repriced to $0.18 and the 90,400 were re-priced to $0.23 during the year ended March 31, 2003.

         c) The Company entered into a one year contract during the year ended March 31, 2003 with Global Management Inc. ("Global") for investor relations services wherein Global was granted a total of 450,000 warrants exercisable until December 31, 2003 at a price of $0.50 per share for 150,000 warrants, $0.75 per share for 150,000 warrants and $1.25 per share for 150,000 warrants and a total of 500,000 shares within six months, 250,000 of which are issued at a fair value of $62,500 to March 31, 2003.

         d) The Company settled a dispute with a supplier for proceeds to the Company of $15,000 and forgiveness of an amount owing by the Company of $17,500. No payments have been received by the Company and the amount owing by the Company has not been written-off as the agreement has not been complied with.


8.       SUPPLEMENTAL DISCLOSURE FOR CASH FLOWS

         There were no significant non-cash transactions for the three-month period ended June 30, 2003.

         During the three-month period ended June 30, 2002, the Company issued shares in the amount of $63,501 in exchange for stock subscriptions received in advance of $63,501.

TIMEBEAT.COM ENTERPRISES INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in United States dollars)
(Unaudited)
JUNE 30, 2003
================================================================================



9.       SEGMENTED INFORMATION

         The Company operates in the business of selling jewelry, watches and clothing and related products through e-commerce retail web-sites.

         Segmented geographic information for the period ended June 30, 2003 is as follows:

         =======================================================================

                                            Canada         U.S.A.      Total
         -----------------------------------------------------------------------

         Property and equipment          $       -    $     10,108  $    10,108
         Total assets                         8,187        200,114      208,301
         Sales                                   -         128,764      128,764
         Depreciation                            -           1,391        1,391
         (Loss)                            (37,812)        (25,129)     (62,941)
         =======================================================================

         Segmented geographic information for the period ended June 30, 2002 is as follows:

         =======================================================================

                                            Canada         U.S.A.      Total
         -----------------------------------------------------------------------

         June 30, 2002
           Sales                         $       -    $     38,393  $    38,393
           Depreciation                         214            970        1,184
           (Loss)                           (67,785)       (66,631)    (134,416)
         =======================================================================



10.      SUBSEQUENT EVENTS

         The following events occurred subsequent to June 30, 2003:

         a) On July 17, 2003, the Company completed a private placement consisting of 512,500 units at $0.08 per unit for $41,000 of subscriptions received at June 30, 2003. Each unit consists of one share of common stock and one share purchase warrant. The warrants are exercisable at a price of $0.08 per share for the first year and at $0.10 per share for the second year.

         b) In September 2003 the Company entered into an agreement with New Morning Enterprises (Canada) Inc. ("New Morning") to acquire certain rights to market and sell an herbal based diabetic product in exchange for 25,000,000 common shares at a price of $0.07 per share. These shares can be cancelled by the Company under certain conditions. In addition and related to this transaction, the Company agreed to issue a total of 6,000,000 common shares to consultants at a price of $0.07 per share relating to the diabetic product and for contract negotiations. The Company also agreed to grant 2,000,000 options at an exercise price of $0.07 per share to affiliates of New Morning.

TIMEBEAT.COM ENTERPRISES INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in United States dollars)
(Unaudited)
JUNE 30, 2003
================================================================================



10.      SUBSEQUENT EVENTS (cont'd...)

         c) In September 2003 the Company agreed to reprice certain management stock options totaling 1,950,000 to $0.07 per share and resolved to issue management a total of 884,900 common shares at a price of $0.07 per share for services. In addition the Company agreed to file an S-8 registration statement with the SEC to register all the shares being issued for services.

         d) In October 2003 the Company resolved to issue 383,750 units for gross proceeds of $30,700, $4,000 of which were received at June 30, 2003. Each unit will consist of one common share and one share purchase warrant. The warrants are exercisable at a price of $0.08 per share for the first year and at $0.10 per share for the second year.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

FORWARD-LOOKING STATEMENTS

Certain statements in this Quarterly Report on Form 10-QSB, our Annual Report on Form 10-KSB for our fiscal year ended March 31, 2003, our Annual Report to Shareholders, as well as statements made by us in periodic press releases, oral statements made by our officials to analysts and shareholders in the course of presentations about ourselves, constitute "forward-looking statements" within the meaning of the Private Securities Litigation Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties, and other factors that may cause the actual results, performance or achievements of us to be materially different from any future results, performance or achievements expressed or implied by the forward looking statements. Such factors include, among other things, (1) general economic and business conditions; (2) interest rate changes; (3) the relative stability of the debt and equity markets; (4) competition; (5) the availability and cost of the products used in our Web sites; (6) demographic changes; (7) government regulations particularly those related to Internet commerce; (8) required accounting changes; (9) equipment failures, power outages, or other events that may interrupt Internet communications; (10) disputes or claims regarding our proprietary rights to our software and intellectual property; and (11) other factors over which we have little or no control.

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

INTERNET WEB SITE TIMEBEAT.COM. In March 1999, we entered the Internet and e-commerce business. In November 1999, we launched our first Web site, www.timebeat.com. This is an e-commerce Web site that markets and sells watches and jewelry, high-end gift items and other luxury items. In June 2000, we launched our auction component of www.timebeat.com which offers an auction and authentication of timepieces, jewelry and special products. We offer a twelve-month assurance guarantee for our buyers, which we believe will increase their confidence in making a purchase. We authenticate the products and issue a certificate of authenticity on each purchase. Our buyers are able to review an independent appraisal of the product being purchased on the auction site. If a buyer purchases from our Web site and is not satisfied at any time within 30 days from the date of purchase, a full refund will be made.

INTERNET WEB SITE WATCHZONE.NET. In December 1999, in order to increase content and awareness of www.timebeat.com, we acquired our second Web site, www.watchzone.net. This is an informational Web site that allows consumers the ability to gather and exchange information in chat forums and from existing publications, news and press releases, manufacturer's literature, and product demonstrations and evaluations. In December 2000, we signed a licensing agreement with eBay, the world's leading online trading community, enabling eBay users to access content from our Web site www.watchzone.net.

TIMEBEAT4TEENS.COM. In May 2000, we began developing our new Web site called timebeat4teens.com. This Web site is an e-commerce site that will sell jewelry, watches, music, clothing and related items to the young adult market age group between 10 to 24 years old. We believe that by cross-promoting our Web sites, we may be able to reach both parents and their children. The Timebeat4teens web site became fully operational in June of 2001. The Web site is database driven.

PERFUME FRAGRANCE LINE. In July 2001, we entered into a Perfume Agreement with Palm Beach Perfumery, Inc., whereby Palm Beach Perfumery would process and distribute our first two fragrances.

While we have selectively test marketed the fragrances and entered into agreements for product promotion in 2002, our limited cash resources have caused us to postpone promotion and development of the business opportunities presented by the perfume fragrance line.

2 LIVE ENTERTAINMENT. In March 2002, we formed a new division called 2 Live Entertainment to operate in the music industry. In June 2002, 2 Live Entertainment launched its Secretkiss.net dating web site. Limited cash resources have also postponed the promotion and development of the business opportunities presented by 2 Live Entertainment.

RESULTS OF OPERATIONS

We incurred a net loss of $62,941 for the three months ended June 30, 2003, as compared to a net loss of $134,416 for the three months ended June 30, 2002. Our revenues were $128,764 for the three months ended June 30, 2003 as compared with revenues of $38,393 for the three-month period ending June 30, 2002. The revenues were generated from sales in our Internet operations, and are net of sales or promotional discounts. Revenue from the sale of products offered on both the Timebeat4teens and Timebeat websites is recognized when the goods are shipped and received. The cost of goods sold related to these revenues was $63,980 leaving a gross margin of $64,784 as compared to a cost of goods sold of $5,095 and a gross margin of $33,298 for the three months ended June 30, 2002. This increase is attributable to higher watch and jewelry sales due to higher website traffic and increasing awareness of Timebeat from our association with eBay. The cost of goods sold consisted primarily of the cost of the products, and included such items as inbound and outbound shipping costs. Cost of goods sold is comprised exclusively of the acquisition cost of the merchandise sold inclusive of any import duties. Our inventory is valued at the lower of cost and net realizable value.

Our expenses were $125,482 for the three months ended June 30, 2003, as compared to $164,310 for the three months ended June 30, 2002 a decrease of $38,828 or 24%. Even with a sales increase of 235% management was able to decrease expenses by 24%. The decrease in expenses was related to a reduction of web site development costs which decreased by $25,235, a reduction of salaries and benefits of $8,518, lower travel costs of $5,963, and a reduction of telephone costs of $10,112. Advertising increased by $9,962 which is attributable to the higher sales level, and office, secretarial and administration expenses increased by $5,189.

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

ANTICIPATED TRENDS. Due to our limited operating history and the seasonality of our sales, we are unable to estimate future sales or trends at this time with any reasonable degree of certainty, however currently sales have increased significantly from last year and we expect that trend to continue.

LIQUIDITY

During the three months ended June 30, 2003, we used cash of $50,296 for our operating activities, as compared to $99,202 for the period in 2002, a decrease of $48,906. This decrease is due in part to management's efforts to control cash costs and higher sales levels. We received proceeds of $62,621 for the three months ended June 30, 2003 compared to $113,403 for the three months ended June 30, 2002 from financing activities. All our financing activities relate to the issuance of common stock and related party advances for both periods.

At June30, 2003 we had a working capital deficit of $64,871, as compared to a $35,069 working capital deficit at March 31, 2003. Working capital deficit increased due to the ongoing losses from operations.

FINANCIAL CONDITION

Our total assets increased from $196,363 at March 31, 2003 to $208,301 at June 30, 2003. The increase was primarily attributable to the increase of current liabilities during the period.

PROPERTY AND EQUIPMENT

Our property and equipment assets are recorded at cost and are amortized over their estimated useful lives. We use a declining balance method per annum as follows: office equipment 30%, computer equipment 30%, and computer software 30%. As of June 30, 2003, our property and equipment assets had a total net book value of $ 10,108.

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

INTERNET WEB SITES. During the period ended June 30, 2003, we continued to see some positive impact on sales as a result of prior marketing agreements and alliances, which had increased traffic to our Web site.

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

GOING CONCERN

We have only generated minimal revenues since our inception in 1986. As of June 30, 2003, we had an accumulated deficit of $16,069,815. We have suffered significant losses from operations, require additional financing, and need to continue our expansion of our Internet e-commerce businesses. Ultimately we need to generate sufficient revenues and successfully attain profitable operations. Our present operations do not generate sufficient revenues to cover our expenses. We cannot provide assurance that we will be able to do so. These factors, among others, raise substantial and compelling doubt about our ability to continue as a going concern.

ADDITIONAL FUNDING AND RECENT EVENTS

As of June 30, 2003 we had a working capital deficit of $64,871. We will need external financing implement our plan of operations concerning 2Live and the perfume sales. In July 2003 we completed a private placement of 512,500 shares and 512,500 warrants for which we received $41,000 in gross proceeds. In October 2003 we resolved to issue 383,750 units for gross proceeds of $30,700, $4,000 of which were received at June 30, 2003. Each unit will consist of one common share and one share purchase warrant. The warrants are exercisable at a price of $0.08 per share for the first year and at $0.10 per share for the second year.

We will need external financing to implement our plan of operations. Since our Internet e-commerce business operations are not yet profitable, we have been attempting to diversify our operations. We entered into an exclusive marketing and licensing agreement with New Morning Enterprises Inc. for the Canadian and United States rights to sell a new herbal product to treat diabetes mellitus. We have made arrangements for several medical professionals and vitamin companies in the United States to test the effectiveness of the product claims of New Morning. We are issuing New Morning 25,000,000 shares of our common stock for the Canadian marketing rights. However, these shares are cancelable within six months if our directors are not satisfied with the documentation concerning the success of this product. In addition and related to this transaction, we agreed to issue a total of 6,000,000 common shares to consultants at a price of $0.07 per share relating to the diabetic product and for contract negotiations. We also agreed to grant 2,000,000 options at an exercise price of $0.07 per share to affiliates of New Morning.

In September 2003, we agreed to reprice certain management stock options totaling 1,950,000 to $0.07 per share and resolved to issue management a total 884,900 common shares at a price of $0.07 per share for services. In addition we agreed to file an S-8 registration statement with the SEC to register all the shares being issued for services.

ITEM 3.  CONTROLS AND PROCEDURES

To improve our disclosure controls and procedures, we closed our Vancouver office at the end of March 2003. We then engaged a U.S.-based auditing firm in June 2003. We are in the process of consolidating our entire inventory in one location.

As of the end of the period covered by this report, we have evaluated, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures will be effective once we have all of the inventory in one location. Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in company reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

There has been no change in our internal control over financial reporting identified in the above evaluation that occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

                           PART II - OTHER INFORMATION

Item 1.       Legal Proceedings

              Not Applicable.

Item 2.       Changes in Securities

              During the three (3) months ended June 30, 2003 we did issue any shares of our common stock and did not grant any stock options.

Item 3.       Defaults Upon Senior Securities

              Not Applicable.

Item 4.       Submission of Matters to a Vote of Security Holders

              Not Applicable.

Item 5.       Other Information

              Not Applicable.

Item 6.       Exhibits and Reports on Form 8-K

                  EXHIBITS:

 REGULATION                               EXHIBIT
 S-B NUMBER

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

 REGULATION                               EXHIBIT
 S-B NUMBER


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

   10.15         Form of Commitment Warrants (4)

   10.16         Consulting Agreement with Eureka Ventures Inc. dated January 1,
                 2001 (5)

   10.17         Stock Option Agreement with Jack Stein dated March 15, 2002 (6)

   10.18         Stock Option Agreement with Thomas L. Crom dated March 15, 2002
                 (6)

   10.19         2002 Nonstatutory Stock Option Plan (7)

   10.20 Exclusive Marketing Agreement with New Morning Enterprises (Canada) Inc. dated September 22, 2003

   10.21         Consulting agreement with Philip Toy dated August 21, 2003.

   10.22         Consulting agreement with Larry Lorenz dated August 21, 2003.

     21          List of subsidiaries (6)

   31.1          Certification Pursuant to Rule 13a-14(a) of Chief Executive
                 Officer

   31.2          Certification Pursuant to Rule 13a-14(a) of Chief Financial
                 Officer

   32.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Chief Executive Officer

   32.2 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Chief Financial Officer
---------------------
(1)  Incorporated by reference to our proxy materials filed July 3, 2001
(2) Incorporated by reference to our registration statement on Form S-8, file no. 333-75474.
(3) Incorporated by reference to our Annual Report on Form 20-F for the fiscal year ended March 31, 1999, file no. 0-29260.
(4) Incorporated by reference to our Registration Statement on Form SB-2, file no. 333-59222.
(5) Incorporated by reference to our Annual Report on Form 10-KSB for the fiscal year ended March 31, 2001.
(6) Incorporated by reference to our Annual Report on Form 10-KSB for the fiscal year ended March 31, 2002.

(7) Incorporated by reference to our Annual Report on Form 10-KSB for the fiscal year ended March 31, 2003.

(b) REPORTS ON FORM 8-K: On June 11, 2003, the registrant filed for Form 8-K dated June 4, 2003, disclosing under Item 4.Changes in Registrant's Certifying
Accountant, the change of its auditors.   No financial statements were required
to be filed.


                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                TIMEBEAT.COM ENTERPRISES INC.
                                (Registrant)


Date:    November 26, 2003      By:  /s/ THOMAS L. CROM
                                   ---------------------------------------------
                                      Thomas L. Crom, Chief Financial Officer

                                  EXHIBIT 31.1

                    CERTIFICATION PURSUANT TO RULE 13A-14(A)

I, Alexander Vileshin, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Timebeat.com Enterprises Inc.;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the small business issuer as of, and for, the periods presented in this report;

4. The small business issuer's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the small business issuer and have:

         (a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

         (b) evaluated the effectiveness of the small business issuer's disclosure controls and procedures and presented in this
                  report  our  conclusions   about  the   effectiveness  of  the
                  disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

         (c) disclosed in this report any change in the small business issuer's internal control over financial reporting that occurred during the small business issuer's most recent fiscal quarter (the small business issuer's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the small business issuer's internal control over financial reporting; and

5. The small business issuer's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the small business issuer's auditors and the audit committee of small business issuer's board of directors (or persons performing the equivalent functions):

         (a) all significant deficiencies in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the small business issuer's ability to record, process, summarize and report financial information; and

         (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer's internal control over financial reporting.

Date: November 26, 2003
                                          /s/ ALEXANDER VILESHIN
                                          --------------------------------------
                                          Chief Executive Officer

                                  EXHIBIT 31.2
                    CERTIFICATION PURSUANT TO RULE 13A-14(A)

I, Thomas L. Crom, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Timebeat.com Enterprises Inc.;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the small business issuer as of, and for, the periods presented in this report;

4. The small business issuer's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the small business issuer and have:

         (a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

         (b) evaluated the effectiveness of the small business issuer's disclosure controls and procedures and presented in this
                  report  our  conclusions   about  the   effectiveness  of  the
                  disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

         (c) disclosed in this report any change in the small business issuer's internal control over financial reporting that occurred during the small business issuer's most recent fiscal quarter (the small business issuer's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the small business issuer's internal control over financial reporting; and

5. The small business issuer's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the small business issuer's auditors and the audit committee of small business issuer's board of directors (or persons performing the equivalent functions):

         (a) all significant deficiencies in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the small business issuer's ability to record, process, summarize and report financial information; and

         (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer's internal control over financial reporting.


Date: November 26, 2003
                                         /s/ THOMAS L. CROM
                                         ---------------------------------------
                                         Chief Financial Officer

                                  EXHIBIT 32.1

          CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED
            PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Timebeat.com Enterprises, Inc. (the "Company") on Form 10-QSB for the year ending June 30, 2003, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Alexander Vileshin, President (Chief Executive Officer) of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


/s/ ALEXANDER VILESHIN
--------------------------------------
Alexander Vileshin, President

                                  EXHIBIT 32.2

          CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED
            PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Timebeat.com Enterprises Inc. (the "Company") on Form 10-QSB for the quarter ending June 30, 2003, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Thomas L. Crom, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


/s/ THOMAS L. CROM
----------------------------------------
Thomas L. Crom, Chief Financial Officer