Form 10QSB
period 2005-09-30
WINDOW ROCK CAPITAL CORP
filed 2006-02-01
CIK 1001808

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.  20549

                            FORM 10-QSB

      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended September 30, 2005

      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934


                  Commission file number 000-29262

                  WINDOW ROCK CAPITAL HOLDINGS, INC.
        (Exact Name of Registrant as Specified in Its Charter)

                              Nevada
     (State or other Jurisdiction of Incorporation or Organization)

                            86-1040643
                (IRS Employer Identification No.)

       122 North Camellia Grove, The Woodlands, Texas 77382-5387
              (Address of Principal Executive Offices)

                          (832) 225-1372
         Registrants Telephone Number, Including Area Code

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject
to such filing requirements for the past 90 days.  Yes     No

Indicate by check mark whether the registrant is an accelerated filer (as
defined in Rule 12b-2 of the Exchange Act).  Yes     No

Indicate by check mark whether the registrant is a shell company (as defined
in Rule 12b-2 of the Exchange Act).  Yes     No

On January 25, 2006, 82,571,013 of the registrants common shares of beneficial interest, $0.001 par value, were outstanding.


                WINDOW ROCK CAPITAL HOLDINGS, INC.
                       INDEX TO FORM 10-QSB

Cautionary Note Regarding Forward-Looking Statements


Part I  Financial Information

Item 1. Financial Statements

Item 2. Managements Discussion and Analysis of Financial Condition and Results of Operations

Item 3. Controls and Procedures


Part II  Other Information

Item 1. Legal Proceedings

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Item 3. Defaults Upon Senior Securities

Item 4. Submission of Matters to a Vote of Security Holders

Item 5. Other Information

Item 6. Exhibits


Signatures




          CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Our disclosure and analysis in this report contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward looking statements provide our current expectations or forecasts of future events and are not statements of historical fact. These forward-looking statements include information about possible or assumed future events, including, among other things, operating or financial performance, strategic plans and objectives, or regulatory or competitive environments. Statements regarding the following subjects are forward-looking by their nature:

(1)  General economic and business conditions;

(2)  Interest rate changes;

(3)  The relative stability of the debt and equity markets;

(4)  Competition;

(5)  Economic condition of the real estate market;

(6)  Demographic changes;

(7) Government regulations particularly those related to real estate development;

(8)  Required accounting changes;

(9) Weather conditions in Columbus, Ohio, New Orleans, Louisiana, and/or Placencia, Belize;

(10) Availability of qualified personnel;

(11) Changes in local real estate conditions (including changes in rental rates and the number of competing properties) and the degree and nature of our competition;

(12) Potential liability under environmental or other laws; and

(13) Other factors over which we have little or no control.


The forward-looking statements are based on our beliefs, assumptions and expectations of our future performance, taking into account all information currently available to us. These beliefs, assumptions and expectations can change as a result of many possible events or factors, not all of which are known to us. If a change occurs, our business, financial condition, liquidity and results of operations may vary materially from those expressed in our forward-looking statements. Factors that could cause actual results to differ materially from our managements current expectations include, but are not limited to:

(1)information concerning Window Rock Capital Corporation and the economy and real estate industry in Belize, Columbus, Ohio, New Orleans, Louisiana, and elsewhere overseas.

When we use the words believe, expect, may, potential, anticipate, estimate, plan, will, could, intend or similar expressions, we intend to identify forward looking statements. You should not place undue reliance on these forward looking statements. We are not obligated to publicly update or revise any forward looking statements, whether as a result of new information, future events or otherwise, except to the extent otherwise required by law.



                   PART I  FINANCIAL INFORMATION

Item 1.    Financial Statements

                   WINDOW ROCK CAPITAL HOLDINGS, INC.
                 CONDENSED CONSOLIDATED BALANCE SHEETS
        (Unaudited for the three months ending September 30, 2005)

 	 	                                   September 30, 2005
ASSETS
          Cash and Cash Equivalents	 	        2,627.21
          Total Cash and Cash Equivalents	 	2,627.21
          Total Current Assets	 	                2,627.21
   TOTAL ASSETS	 	                               $2,627.21
LIABILITIES AND BENEFICIARIES EQUITY
          Liabilities
          Current Liabilities
          Other Current Liabilities
          Accrued Interest	 	                   24.21
          Total Other Current Liabilities	 	   24.21
   Total Current Liabilities	 	                  $24.21

          Long Term Liabilities
          2.5% note to Canadian Pacific	 	       10,434.58
   Total Liabilities	 	                        9,984.21
   Beneficiaries equity:
          Common shares of beneficial interest,
            $0.001 par value; 400,000,000 shares
            authorized, 82,571,013 issued and
            outstanding at September 30, 2005          12,950.00
          Additional paid-in capital	 	      116,550.00
          Opening Balance Equity	 	        1,057.33
   Net Income	 	                             -138,388.91
   Total Equity	 	                              $-7,831.58
   Total liabilities and beneficiaries equity	       $2,627.21

Note: The balance sheet at September 30, 2005 has been derived from transactions recorded and activities performed during this quarter only and does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

See accompanying notes to condensed financial statements.




                 WINDOW ROCK CAPITAL HOLDINGS, INC.
           UNAUDITED CONDENSED STATEMENTS OF OPERATIONS
      (Unaudited for the three months ended September 30, 2005)

Revenue:
Sales	 	                                          $0.00
Total revenue	 	                                   0.00
General and Administrative Expenses:	 	     138,353.70
Loss from Operations	 	                    -138,353.70
Interest	 	                                  24.21
Net income (loss)	 	                   $-138,377.91

Weighted-average shares outstanding during the period:
Basic	 	59,298,036
Diluted	 	59,298,036
Basic and diluted net loss per common share	 	$-0.002



                    Breakdown of Expenses
Expenses:
	Advertising & Public Relations	                $700.00
	Bank Service Charges	                          56.00
	Interest Expense
		Loan Interest	                          24.21
	Total Interest Expense	                          24.21
	Office Supplies	                                  27.70
	Professional Fees
		Accounting	                       1,000.00
		Consulting	                     129,500.00
		Legal Fees	                         250.00
	Total Professional Fees	                     130,750.00
	Public Costs
		Agency Fees	                       1,020.00
		Stock Transfer Fees	               5,800.00
	Total Public Costs	                       6,820.00
Total Expense:	                                    $138,377.91

See accompanying notes to condensed financial statements.




              WINDOW ROCK CAPITAL HOLDINGS, INC.
              CONDENSED STATEMENTS OF CASH FLOWS
   (Unaudited for the three months ending September 30, 2005)

Cash flows from operating activities:
Net income 	 	                            $138,377.91
Adjustments to reconcile net income (loss) to
net cash from operating activities:
Accrued Interest	 	                          24.21
Net cash from operating activities	 	     138,353.70
Cash flows from financing activities:
2.5% note Canadian Pacific	 	               9,960.00
Additional Paid in Capital	 	             116,644.92
Capital Stock	 	                              13,329.66
Net cash from financing activities	 	     139,934.58
Net increase in cash and cash equivalents	       1,580.88
Cash and cash equivalents, beginning of period	       1,046.33
Cash and cash equivalents, end of period	      $2,627.21


See accompanying notes to condensed financial statements.


               WINDOW ROCK CAPITAL HOLDINGS, INC.

            Notes to Condensed Financial Statements
         For the three months ending September 30, 2005
                          (Unaudited)

1.	Organization and Basis of Presentation

Organization

Management of Window Rock Capital Holdings, Inc. (the Company, and collectively we or the Company) have prepared these condensed financial statements pursuant to the rules and regulations of the Securities and Exchange Commission (the SEC). Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or combined pursuant to such rules and regulations, although we believe that the disclosures are adequate to make the information presented not misleading. In managements opinion, all adjustments, consisting solely of normal recurring adjustments, necessary to present fairly the consolidated financial position of the Company. The results of operations for such interim periods are not necessarily indicative of the results for the full year. The Company has provided the financial condition for the three months ending September
30, 2005. The current management of the Company has been administering the operations of the Company for basically eight (8) months. During the tenure of the former management SEC reports were not filed that were required to be filed. The current management has every intention of bringing the Company back into compliance with SEC requirements. The Company is in the process of re-constructing the financial history of the Company for the last three years. In the meantime, managements opinion is it imperative that the Company must work going forward making the required filings (the information for the most recent filings is readily available to current management), while at the same time continuing to re-construct the prior financial history of the Company (the information for older filings is not readily available to current management).

2.	INTERIM FINANCIAL STATEMENTS

The accompanying unaudited interim financial statements have been prepared without audit pursuant to the rules and regulations of the U.S. Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted, pursuant to such rules and regulations. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of financial position, results of operations and cash flows for the interim periods presented have been included.

Operating results for the interim periods are not necessarily indicative of the results that may be expected for the respective full year.


3.	CRITICAL ACCOUNTING POLICIES

Managements Discussion and Analysis of Financial Condition and Results of Operations discusses the Companys consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles, to best of managements current ability, based upon available information. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. While the estimates and judgments associated with the application of these accounting principles may be affected by different assumptions or conditions, we believe the estimates and judgments associated with the reported amounts are appropriate under the circumstances in which they were made. In addition, other companies in similar businesses may utilize different estimation policies and methodologies, which may impact the comparability of our results of operations and financial condition to those companies. The Company is working diligently to bring the Company into compliance with the requirements of the securitieslaw, based upon the limited information currently available to the current management.

4.       USE OF ESTIMATES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect reported amounts and related disclosures. Actual results could differ from those estimates.

5.	STOCK BASED COMPENSATION

Stock-based compensation is accounted for using the intrinsic value method prescribed in Accounting Principles Board Opinion (APB) No. 25, Accounting for Stock Issued to Employees, rather than applying the fair value method prescribed in SFAS No. 123, Accounting for Stock-Based Compensation.


Item 2. Management Discussion and Analysis of Financial Condition and Resuts of Operations


                      FORWARD LOOKING STATEMENTS

Certain statements in this Quarterly Report on Form 10-QSB as well as statements made by us in periodic press releases, oral statements made by our officials to analysts and shareholders in the course of presentations about ourselves, constitute forward looking statements within the meaning of the Private Securities Litigation Act of 1995. Such forward looking statements involve known and unknown risks, uncertainties, and other factors that may cause the actual results, performance or achievements of us to be materially different from any future results, performance or achievements expressed or implied by the forward looking statements. Such factors include, among other things, (1) general economic and business conditions;
(2) interest rate changes; (3) the relative stability of the debt and equity markets; (4)competition; (5) demographic changes; (6) government regulations particularly those related to real estate development; (7) required accounting changes; (8) weather conditions in Columbus, Ohio, New Orleans, Louisiana, and/or Placencia, Belize; (9) availability of qualified personnel; (10) changes in local real estate conditions (including changes in rental rates and the number of competing properties) and the degree and nature of our competition; (11) potential liability under environmental or other laws and (13) other factors over which we have little or no control.

Without limitation, the words believe, expected, intends and similar expressions are intended to identify forward looking statements. These statements are based on managements assumptions and beliefs in light of the information currently available to it. These assumptions and beliefs include, but are not limited to, information concerning Window Rock Capital Corporation and the economy and real estate industry in Belize, Columbus, Ohio, New Orleans, Louisiana, and elsewhere overseas. The assumptions also involve risks and uncertainties which may cause the actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward looking statements. Potential risks and uncertainties include, but are not limited to, risks and uncertainties associated with the pricing of fractional real estate ownership interests, the effects of governmental regulation of the real estate market in Belize and increased competition in Belize, the impact of Window Rock Capital Corporations other businesses.

                       HISTORY OF INCORPORATION

The Issuer was originally incorporated in the Province of British Columbia, Canada on May 23rd, 1985. In September 1999, we re-incorporated in the Yukon Territory, Canada, and we changed our name from AGC Americas Gold Corp. to Timebeat.com Enterprises Inc. On August 14, 2001 at a special meeting, our shareholders approved changing the domicile of the company from Yukon Territory, Canada, to the State of Nevada. The Articles of Incorporation were filed in Nevada on May 24, 2001. The change was completed on October
16, 2001. On September 30, 2004, the Company changed its name to New Morning Corporation. On April 26th, 2005, the Company changed its name to Window
Rock Capital Holdings, Inc dba Window Rock Capital Corporation and on September 8, 2005, the Company filed the name change with the State of Nevada.

                     COMPANY MISSION & OVERVIEW

Window Rock Capital Holdings, Inc. is in the real estate development business. Window Rock brings together developers, architects, and investors to establish a unique real estate platform in the U.S. and Latin America. The Company handles the logistical differences between developing real estate in the U.S. and abroad, offering a consistent package of services, creating profitable ventures supported by alliances with international companies.

Window Rock Capital has strategic alliances and collaborative contacts with various companies in the planning, study, development and construction sectors, legal and juridical international assistance, and access to the complex financial world of investment. Therefore, the Company has also developed relationships with hotel operators, retail, and commercial business and amusement and recreation companies. The Company is currently developing projects in Ohio, Louisiana and Belize. Please visit http://www.windowrockcapital.com for more information.

                        RECENT BUSINESS ACTIVITY
On January 27, 2006, Window Rock Capital Holdings, Inc. signed two year personal services contracts with Mr. Juan A. Mayet, Jr. and Mr. Randy R. Mullins to serve as General Counsel and Chief Financial Officer respectively. The biographies of Mr. Mayet and Mr. Mullins are listed elsewhere in this document.

On January 26, 2006, Window Rock Capital Holdings, Inc. unilaterally cancelled the agreement between Window Rock and Jiaxin Consulting Group, Inc. (Jiaxin) of Richmond, British Columbia to develop an amusement park in China. Window Rocks management decided that more profitable opportunities existed in Belize, Columbus, Ohio, and New Orleans, Louisiana and the China project was not the most beneficial use of the Companys resources and managements time and Jiaxin did not meet contract terms.

On January 24, 2006, Window Rock Capital Holdings, Inc. announced that it has begun pre selling the Belize resort property, according to the terms of the development plan, which has been approved by local authorities and registeredon its title. Mesa Resort Development Corporation (Other OTC:
MRDV), a Texascorporation, has signed a contract to acquire the 1,845-acre property on the Caribbean coast of Belize. Window Rock Capital has signed an agreement with Mesa to develop the property. The officers and directors of Mesa are also officers and directors of Window Rock.

On January 5, 2006, Window Rock Capital Holdings, Inc. announced that it has entered into a real estate development agreement with Mesa Resort Development Corporation (Other OTC: MRDV), a Texas corporation, concerning a 1,845-acre parcel of beachfront real estate in the country of Belize on the western edge of the Caribbean Sea. The property has an adjacent airstrip. The property is rectangular in shape, with one (1) mile of coastline and it extends three (3) miles inland. The Caribbean property is located on the mainland of Belize, twenty (20) miles south of Dangriga, and ten (10) miles north of Placencia. It is bordered on the south by the South Stann Creek River. To the north, it is bordered by the Sapodilla Lagoon. The total acreage includes 700 acres of sub-tropical rainforest, set-aside for eco-tourists. The barrier reefs attract scuba diving enthusiasts from around the world. The property has been appraised for $6.5 million USD. The total acreage includes 700 acres of sub-tropical rainforest, set-aside for eco-tourists. The barrier reefs attract scuba diving enthusiasts from around the world. The officers and directors of Mesa are also officers and directors of Window Rock.

On November 15, 2005, Window Rock Capital Holdings, Inc. announced that it has entered into a memorandum of understanding with RPM Ventures, LLC (dba Reynolds Family Homes), an Ohio corporation, under which the companies will jointly develop and manage a real estate development project in New Orleans. RPM Ventures has been approved to be a minority-certified contractor in the U.S. Central Contractor Registration system.

On October 10, 2005, the management of Window Rock Capital Holding, Inc. signed an agreement with RPM Ventures, LLC (RPM) of Reynoldsburg, Ohio, an Ohio corporation to acquire, build and sell affordable housing on 100 building lots in the city of Columbus, Ohio. The first ten lots are under contract and the next ninety lots are under option. Window Rock and RPM have agreed to develop the 100 lots as a joint venture and have agreed to divide ownership, profits and management equally (50% split).

On July 7, 2005, the management of Window Rock Capital Holdings, Inc. came to an agreement with the Jiaxin Consulting Group, Inc. (Jiaxin) of Richmond, British Columbia. The parties agreed that Window Rock would joint venture, partially acquire, and develop a 50-hectare parcel of land with an approximate value of $24.5 million USD (estimate) asset located in the Peoples Republic of China, in the vicinity of Guangzhou, Guangdong Province.

In the letter of intent and agreement with Jiaxin, Window Rock and Jiaxin agreed that the principles of Window Rock will transfer to Jiaxin 80% ownership of its Texas-based Mesa Resort Development Corp. (OTC: MRDV) and Window Rock will retain 20%. This agreement was cancelled by Window Rock on January 26, 2006. See Above.

On September 28, 2005, the Company agreed to cancel a contract with New Morning Enterprises (Canada) Inc. to market a traditional Chinese nutraceutical, referred to as Dia-B RemTM and Prevent Dia-BTM, for the treatment of diabetes. The Company relinquished the right to market the products in the countries of Canada, the Philippinesand the Internet.
In exchange for the cancellation of that contract New Morning Enterprises (Canada) Inc. agreed to relinquish the 50 million shares issued to New Morning.

The Company owns various gold mining claims in the Province of British
Columbia.

One other real estate prospect is currently under review in Chile.
One real estate project in Chile is a technology and office park in the Santiago, Chile metropolitan area, with an appraised value of approximately $24,000,000 USD.

           COMMENT ON THESE FINANCIAL STATEMENTS AND GAAP

The accompanying unaudited consolidated financial statements have been prepared by the Company in conformity with requirements of the U.S. Securities and Exchange Commission for interim financial statements. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary (consisting of normal recurring accruals) to present fairly the financial information contained therein. These unaudited consolidated financial statements do not include all disclosures required by generally accepted accounting principles in the United States of America. The results of operations for the six-month period ended September 30, 2005 are not necessarily indicative of the results to be expected for the year ending March 31, 2006.

Certain comparative figures have been reclassified to conform to the current periods presentation.

                          GOING CONCERN

These unaudited consolidated financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America, based upon the information currently available to management, with the on going assumption that the Company will be able to realize its assets and discharge its liabilities in the normal course of business. However, certain conditions noted below currently exist which raise substantial doubt about the Companys ability to continue as a going concern. These unaudited consolidated financial statements do not include any adjustments to the amounts and classifications of assets and liabilities that might be necessary should the Company be unable to continue as a going concern.


The operations of the Company have primarily been funded by the issuance of common stock. Continued operations of the Company are dependent on the Companys ability to complete equity financings and/or generate profitable operations in the future. Managements plan in this regard is to secure additional funds through future equity financings and to bring immediate revenue from sales of newly built homes in Columbus, Ohio and pre selling real estate units in the country of Belize.

                      OFFICERS AND DIRECTORS
                 WINDOW ROCK CAPITAL HOLDINGS, INC.

Name				Position

Charles R. Shirley		Chairman, CEO, Secretary, and
                                 Director.

Mr. Shirley acts as the Chairman, CEO, Secretary, and Director of Window Rock Capital Holdings, Inc. Mr. Shirley is CEO of Aidan Capital of Houston. Previously he was a Senior Vice-President with Native American Securities, Co., Inc. in New York and also was an investment advisor with Salomon Smith Barney, Inc. He has experience as an investment banker for the real estate, gaming, environmental, and oil & gas industries. He has held U.S. Federal government positionswith the Departments of Justice, Interior, and Energy. Charles received a degree in English from the University of Kansas in 1985 and a Juris Doctor from Washburn University School of Law in 1988. Charles serves on the Board of Directors of Mesa Resort Development Corporation, Curlew Resource Corporation and other public and private companies. He has also served as an advisor to two U.S. Presidential campaigns once in 1996 and later in 2000.

Brian R. Collins 		President and Director.

Mr. Collins acts a President and Director of Window Rock Capital Holdings, Inc. Mr. Collins is entrepreneurial and committed to success by thinking and acting over the horizon with a 100% track record of successfully completing every project and task undertaken. Previously he was the CEO/President of Phone-Net.com in Vancouver, BC, from 1998 to 2001, a US publicly traded company, providing Internet/ Telecommunication products. Started company from inception, as major shareholder, sourced initial seed financing and secondary funding after company went public. Prior to Phone-Net, Mr. Collins was the President of National For Sale Phone, a Canada-wide interactive voice and print advertising network for real estate and professional services. Started the company from inception with zero financing or funding. During the same period raised seed financing on success of this company to start Piedmont, the only client-controlled voice and data search engine for screen phones in North America. Brian graduated from the University of British Columbia, with a degree in Commerce & Business Administration, with an emphasis in Accounting, in 1981. He also serves on the Board of Directors of Mesa Resort Development
Corporation (OTC: MRDV), a Texas corporation.

Henry Leon 			Chief Operating Officer.

Mr. Leon acts as Chief Operating Officer of Window Rock Capital Holdings, Inc. Mr. Leon is COO for Aidan Capital and DIAP Consultant. Henry provides consulting services to domestic and international developers, investors, corporations and local governments, specializing in big scale mixed-use and resort properties. Services include negotiations advisory, strategic planning, debt restructuring, market
& feasibility studies, appraisals and project management. Before joining Aidan Capital and DIAP, Mr. Leon was Vice President at Pacific Coast Engineering Corporation, a San Francisco based construction and development group, structuring company clients residential and commercial projects in the areas of investment, marketing and project management. Before his stint at Pacific Coast, Mr. Leon was the President and Founder of Constructora Ladera Limitada., in Bogota, Colombia, where he lead a successful real estate development business for ten years in a high risk financial market, developing and implementing effective business strategies for the sale of multiple residential and hospitality projects. Previously, Henry was a Managing Director at Cemco Ltda., of Bogota, of various residential condominiums. Mr. Leon was also with Schrader & Cia Ltda., in Bogota, where he provided design and project management consulting services for development projects under contracts with Union Workers Organizations (Comfenalco) and government agencies (Secretaria de Educacion de Cundinamarca). Henry graduated from the Architecture School of the Piloto University in Bogota, Colombia.

Randy R. Mullins 		Chief Financial Officer.

Mr. Mullins acts as the Chief Financial Officer for Window Rock Capital Holdings, Inc. As a Certified Public Accountant, Mr. Mullins brings a strong blend of financial experience and entrepreneurial spirit to the company. Currently residing in Houston, Texas, Randy has experience in a wide variety of business environments. He has been Chief Financial Officer for a publicly traded nutraceutical company and a medical factoring company in Houston as well as Chief Operating Officer for a multi-location, integrated home health agency. For seven years he was employed by British Petroleum with his last position with the company that of Finance Manager for Venezuela and Mexico. With his wife Melinda and two daughters, he lived in Caracas, Venezuela for two years. During this time, Venezuela had two coup attempts and demonstrated to Randy the resiliency of his family. He has been Chief Financial Officer to several health care entities and has performed in the capacity of independent consultant to home health care agencies and other areas of the medical field.

Joseph Curci 			Director.

Mr. Curci acts as a Director of Window Rock Capital Holdings, Inc. Mr. Curci is CFO of Aidan Capital. Joe started his career on Wall Street in 1987 working for Shearson Lehman Brothers where he held various managerial positions in the operational side of the brokerage firm.
He went on to work in the investment banking side of the business where he served on the board of a number of companies. He received his B.A. degree in Banking & Finance from Hofstra University, and earned his M.B.A. in international Business from Wagner College. Joe was a principal owner in a marketing firm called ProfitXchange, where he disseminated financial literature to the financial community. For the past few years Joe has been working as a business consultant, assisting companies in short-and long-term strategic planning. He serves on the Board of Directors of Curlew Resources Corporation, a Nevada corporation and subsidiary of Curlew Lake Resources Corporation (OTC:
CWLXF).

Juan A. Mayet, Jr.		General Counsel.

Mr. Mayet acts as a General Counsel of Window Rock Capital Holdings, Inc. Mr. Mayet is also General Counsel of Aidan Capital of Houston. Based in the Washington, D.C. metro area, Juan brings important legal experience to Window Rock, in the areas of securities, real estate, and corporate law. He returned from a two-year tour of duty with the U.S. Army in Iraq, in July 2005. Previously, Mr. Mayet practiced law in Washington for the firm of Loewinger & Brand PLLC. His prior experience includes work with the law firms of Agbaje & Associates, in Baltimore, and Robinson & Geraldo, in Washington. Juan clerked for Judge Evelyn Crawford Queen of the Superior Court of the District of Columbia. He is licensed to practice law in the state of Maryland and the District of Columbia. Juan earned an undergraduate degree from Montclair State University in 1990 and a Juris Doctor from Howard University School of Law in 1993. He serves on the Board of Directors of China Investment Capital Corporation, a Nevada corporation.

Item 3.   Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures.  Our
management, with the participation of our Chief Executive Officer and President, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and President concluded that our disclosure controls and procedures as of the end of the period covered by this report have been designed and are functioning effectively to provide reasonable assurance that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SECs rules and forms, and is accumulated and communicated to our management, including our principal executive and financial officers, or persons performing similar functions, as appropriate to allow timely discussions regarding required disclosure.
We believe that a controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

(b)	Change in Internal Control over Financial Reporting.  There have been no changes in our internal control over financial reporting during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II  OTHER INFORMATION

Item 1.	 	Legal Proceedings
 	 	As of the date of filing of this report, the Company is a party to a lawsuit filed in Province of British Columbia. It is entitled Crom v. Window Rock Capital Holdings, Inc. et al. A former Chief Financial Officer of the Company, Mr. Thomas L. Crom of Payson, Arizona, has filed a lawsuit, alleging, inter alia, that he was not properly compensated for his work as Chief Financial Officer of the Company. The Company fully intends to vigorously defend itself from Mr. Croms allegations and the Company does not believe that the Company has done anything improper in relation to Mr. Crom and completely denies all of Mr. Croms allegations. The Company maintains the position that Mr. Croms personal service contract specifically required him to assist and direct the creation and filing of required reports to the U.S. Securities and Exchange Commission
(SEC) during his tenure. However, the required reports (e.g., quarterly reports such as the Form 10-QSB and the annual reports such as the Form 10-KSB) were not filed and the Company maintains that Mr. Crom should have assisted in the preparation and filing of these reports. The Company has attempted to resolve the $78,000 USD claim by Mr. Crom by proposing that Mr. Crom assist in filing all the past SEC filings, but Mr. Crom to date has been unsupportive in these issues. The Company believes that past filings will be filed and in the process all issues with Mr. Crom will be settled.

Item 2.	 	Unregistered Sales of Equity Securities and Use of Proceeds

                None.

Item 3.	 	Defaults Upon Senior Securities

                None.

Item 4.	 	Submission of Matters to a Vote of Security Holders

                None.

Item 5.	 	Other Information

Item 6.	 	Exhibits

 Exhibit	 	Description of Document

10.1	 	Employment Agreement, effective as of January 27, 2006, by
and among Window Rock Capital Holdings, Inc. and Astorga-Mayet Enterprises, Inc. (filed herewith).

10.2	 	Employment Agreement, effective as of January 27, 2006, by
and among Window Rock Capital Holdings, Inc. and Randy R. Mullins (filed herewith).

10.3	 	Letter Agreement Cancellation, dated January 26, 2006, from
Window Rock Capital Holdings, Inc. dba Window Rock Capital Corporation to Philip Sewell of Jiaxin Consulting Group, Inc. of Vancouver, British Columbia (filed herewith).

31.1	 	Certifications of Chief Executive Officer Required by Rule
13a-14(a) of the Securities Exchange Act of 1934, as amended. (furnished herewith)

31.2	 	Certifications of President Required by Rule 13a-14(a) of
the Securities Exchange Act of 1934, as amended. (furnished herewith)

32.1	 	Certifications of Chief Executive Officer Required by Rule
13a-14(b) of the Securities Exchange Act of 1934, as amended. (This exhibit shall not be deemed filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section. Further, this exhibit shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.)

32.2	 	Certifications of Chief Financial Officer Required by Rule
13a-14(b) of the Securities Exchange Act of 1934, as amended. (This exhibit shall not be deemed filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section. Further, this exhibit shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


 	 	                WINDOW ROCK CAPITAL HOLDINGS, INC.


Date:  January 31, 2006	 	/s/ Charles R. Shirley
 	 	                    Charles R. Shirley
 	 	                    Chairman and Chief Executive Officer


 	 	                /s/ Brian R. Collins
 	 	                    Brian R. Collins
 	 	                    President and Director




Exhibit 10.1
                           EMPLOYMENT AGREEMENT


	This Employment Agreement (Agreement) is made and effective this 28th day of January, 2006, by and between Window Rock Capital Holdings, Inc., a Nevada corporation, and any successor corporation (the Company) and Astorga-Mayet Enterprises, Inc., a Nevada corporation (the Contractor).

	WHEREAS, the Company recognizes the Contractors potential or future contribution to the growth and success of the Company and desires to provide for his continued employment by reinforcing and encouraging his continued attention and dedication to the Company; and

	WHEREAS, the Company wishes to retain Contractors services and access to the Contractors experience and knowledge; and

	WHEREAS, the Contractor wishes to furnish executive services to the Company upon the terms, provisions and conditions herein provided; and

	WHEREAS, the Contractor is willing to commit himself to continue to serve as a Contractor of the Company on the terms and conditions herein provided;

	NOW, THEREFORE, in consideration of the foregoing and the agreements hereinafter contained, the parties hereby agree as follows:


1.	Recitals.  The Whereas clauses recited above are hereby
incorporated by reference as though they were fully set forth herein.

2.	Employment.  The Company hereby agrees to initially employ the
Contractor as its General Counsel and the Contractor hereby accepts such employment in accordance with the terms of this Agreement and the terms of employment applicable to regular Contractors of the Company. In the event of any conflict or ambiguity between the terms of this Agreement or the terms of employment applicable to regular Contractors, the terms of this Agreementshall control. Election or appointment of Contractor to another office or position, regardless of whether such office or position is inferior to Contractors initial office or position, shall not be a breach of this Agreement.

3.	Duties of Contractor.  During the term of this Agreement (as hereinafter defined), Contractor will, upon reasonable request, serve as General Counsel of the Company as follows:
        a.	Services hereunder shall be provided as an Contractor
                of the Company;
        b.	Contractor will devote what time is necessary; and
        c.	Contractor may oversee the Companys legal and financial
                matters as requested by the Company, specifically, Contractor will assist in, but not limited to, the filing of U.S. Securities & Exchange Commission quarterly reports (10Qs), annual reports (10Ks), event reports (8Ks), and all other reports and filings required to maintain the Companys compliance with federal securities laws.

Contractor shall devote the necessary productive time, ability, and attention to the business of the Company and shall perform all duties in a professional, ethical, and businesslike manner.

4.	Compensation.  Beginning January 28th, 2006, the Contractor will be paid compensation as follows:

a.	As consideration for signing this Agreement and for agreeing to abide and be bound by its terms, provisions and restriction, and in addition to all other benefits described in this Agreement, Contractor shall receive shares of restricted Company common stock (the Shares) according to the following terms: 1,000,000 shares upon signing of the employment agreement and $40,000 shares per year for each full month services are provided by Contractor to the Company, subject to cancellation, in whole or in specified part, by the Board of Directors of the Company in its sole discretion, provided that the Board of Directors of the Company has not previously exercised its discretion to cancel such additional consideration. The Shares shall be issued and delivered to Contractor on a quarterly basis. The Company grants Contractor piggy-back registration rights and agrees to register the resale of Shares received by the Contractor pursuant to this Agreement on the first registration statement filed by the Company.

5.	Exemption from Registration.  The Shares have not been
registered under the Securities Act of 1933, as amended, and certificates representing same shall bear the following restrictive legend:

The securities represented by this certificate have not been registered under the Securities Act of 1933, as amended, or applicable state securities laws, and may not be sold, transferred, pledged or hypothecated without either: i) registration under the Securities Act of 1933, as amended, and applicable state securities laws, or ii) submission to the Company of an opinion of counsel, satisfactory to the Company that said securities and the transfer thereof are exempt from the registration requirements of the Securities Act of 1933 and applicable state securities laws.

6.	Benefits.

a.	Expense Reimbursement.  Contractor shall be entitled to reimbursement for all reasonable expenses, including travel and entertainment, incurred by Contractor in the performance of Contractors duties. Contractor will maintain records and written receipts as required by the Company policy and reasonably requested by the board of directors to substantiate such expenses.

7.	Term.  The term of this Agreement (the Term) shall begin January 28,
2006, and end on January 28, 2008. The term shall be for twenty-four (24) months. Thereafter, the Agreement shall be renewed upon the mutual agreement of the Contractor and the Company. If the Company fails to renew the contract, for reasons other than cause, the Contractor is entitled to six (6) months compensation at the rate in effect at the time of the non renewal. If Contractor fails to renew, then Contractor is bound by the terms of section 10.

In the event the Company is acquired or is the non surviving party in a merger, or sells all or substantially all of its assets, this Agreement shall remain in full force and effect and all Shares will be treated as earned by Contractor.

8.	Termination by the Company.

a.	With Cause.  The Company may terminate the Contractors employment under this Agreement at any time for cause. For purposes of this Agreement, the term cause shall include one or more of the following: (i) misconduct and failure by the Contractor to observe or perform any of his duties, as contemplated in this Agreement, as Contractor; (ii) conviction of a crime involving moral turpitude, theft, embezzlement or continuing alcohol or drug abuse; (iii) fraudulent conduct by the Contractor or any act of dishonesty in connection with the Companys business; or (iv) unauthorized competition with the Company, including the unauthorized use or disclosure of trade secrets, confidential or proprietary business information or the substantial breach of any material covenants. It is understood and acknowledged by the Company that the Company shall provide thirty (30) days written notice to Contractor for those items referenced in (i), (iii), and (iv) above specifying the cause for termination and provide Contractor an opportunity to cure such default before such default will serve as cause for termination.

In the event of termination for cause, the Contractor shall only be entitled to receive base salary or benefits set forth in Section 4 and Section 6 hereof, through the date of termination.

b.	Effect of Termination.  In the event this Agreement is terminated for cause by the Company or Contractor shall resign, Contractor shall be entitled to maintain the 100,000 shares issued upon the signing of the employment agreement and 250,000 Shares of the Shares issued to Contractor pursuant to Section 4(b) hereof for each full month in which services were provided by Contractor and the Board of Directors in its sole discretion had not previously cancelled such additional consideration.

9.	Confidential Information and Trade Secrets.  During the term of this
Agreement and thereafter, the Contractor shall not, except as may be required to perform his duties hereunder or as required by applicable law or court order, disclose to others for use, whether directly or indirectly, any Confidential Information regarding the Company. The Contractor acknowledges that such Confidential Information is specialized, unique in nature and of great value to the Company, and that such information gives the Company a competitive advantage. Upon the termination of his employment, the Contractor will promptly deliver to the Company all documents maintained in any format (including electronic or print) and all copies thereof in his possession which contain any Confidential Information.

The Contractor agrees that all styles, designs, lists, materials, books, files, reports, correspondence, records, and other documents (Company Material) used, developed or prepared by, provided to or made available to the Contractor, shall be and shall remain the property of the Company. Upon the termination of his employment and/or the expiration of this Agreement, all Company Materials shall be returned immediately to the Company, and Contractor shall not make or retain any copies thereof. The Contractor understands and agrees that in the course of employment with the Company, the Contractor will obtain access to and/or acquire Company trade secrets, including Confidential Information which are solely the property of the Company. Therefore, to protect such trade secrets, the Contractor promises and agrees that during the term of this Agreement, and for a period of one
(1) year thereafter, he will not influence or attempt to influence Contractors, customers, vendors, landlords or suppliers of the Company or any party in contract with the Company providing any services to the Company, either directly or indirectly, to divert their employment or business to or with any individual, partnership, firm, corporation or other entity then in competition with the business of the Company.

Confidential Information shall mean information about the Company, the Companys respective clients and customers, and proprietary information as defined herein, that is not available to the general public and that was learned or developed by the Contractor or developed, used or planned to be used by the Company during the term of Contractors employment by the Company, including, without limitation, any data, formulae, methods, information, proprietary knowledge, trade secrets, client and customer lists and all papers, resumes, records and other documents containing such Confidential Information.


10.	Non-Competition Covenant.  Except as otherwise provided herein, the
Contractor agrees that during the term of this Agreement and for a period of one (1) year after the termination of this Agreement, he will not directly or indirectly, without the prior written consent of the Company, provide executive, financial, legal, and accounting services or other services with or without pay, or own, manage, operate, join, control, participate in, or be connected as a stockholder, partner, or otherwise, with any business, individual, partner, firm, corporation, or other entity which is in competition with the Company.

11.	Notices.  For the purpose of this Agreement, notices, demands and all other communications provided for in this Agreement shall be in writing and shall be deemed to have been duly given when delivered personally, or by private overnight courier or mail services, postage prepaid or (unless otherwise specified) mailed by United States registered or certified mail, return receipt requested, postage prepaid, and addressed as follows:

If to Company:		Window Rock Capital Holdings, Inc.
			122 North Camellia Grove
			The Woodlands, Texas 77382-5387

If to Contractor:	Astorga-Mayet Enterprises, Inc.
			6524 River Tweed Lane
			Alexandria, Virginia 22312-3139


12.	Modification.  No modification, change, addition, rescission, release, amendment, or waiver of this Agreement and no approval, consent, or authorization required by any provision of this Agreement, may be made by any person except by a written agreement by a duly authorized officer or partner of the Company and the Contractor.

13.	Waiver.  No delay, waiver, omission or forbearance (whether by conduct or otherwise) by any party hereto at any time to exercise any right, option, duty or power arising out of breach or default by the other party of any of the terms, conditions, or provisions of this Agreement to be performed by such other party shall constitute a waiver by such party or a waiver of such partys rights to enforce any right, option or power as against the other party or as to subsequent breach or default by such other party, and no explicit waiver shall constitute a waiver of similar or dissimilar terms, provisions or conditions, at the same time or at any prior or subsequent time.

14.	Cumulative Rights.  The rights of the Company hereunder are cumulative and no exercise or enforcement by the Company of any right or remedy hereunder will preclude the exercise or enforcement by the Company of any other right or remedy hereunder or which the Company is entitled by law to enforce.

15.	No Assignment.  The right of the Contractor or any other beneficiary under this Agreement to receive payments may not be assigned, pledged or encumbered, except by will or by the laws of descent and distribution, without the permission of the Company which it may withhold in its sole and absolute discretion.

16.	Review of Agreement.  The Contractor has had full and adequate opportunity to read and review this Agreement and to be thoroughly advised of the terms and conditions of this Agreement by an attorney or other personal representative.

17.	Binding Agreement.  This Agreement and all rights of the Contractor hereunder shall inure to the benefit of and be enforceable by the Contractors personal or legal representatives, executors, administrators, successors, heirs, distributes, devisees and legatees. In addition, this Agreement and the obligations and rights of the Company hereunder shall be binding on any person, firm, or corporation which is a successor-in-interest to the Company.

18.	Final Agreement.  This Agreement supersedes and terminates all prior agreements, either oral or in writing, between the parties and therefore, representations, inducements, promises or agreements alleged by either the Company or the Contractor that are not contained in this Agreement will not be enforceable. There are no other oral or written understandings or agreements between the Company and the Contractor relating to the subject matter of this Agreement. This Agreement will not supersede any written agreements or contracts that are signed concurrently with this Agreement.

19.	Governing Law & Venue.  This Agreement shall be construed and enforced in accordance with the laws of the State of Texas. The venue for any court case arising from this Agreement is Montgomery County, Texas.

20.	Headings.  Headings used in this Agreement are provided for convenience only and shall not be used to construe meaning or intent.

21.	Number and Gender.  Whenever used, the singular shall include the plural, the plural the singular, and the use of any gender shall be applicable to all genders.

22.	Counterparts.  This Agreement may be executed in one or more counterparts, each of which shall be deemed to be an original but all of which together will constitute one and the same instrument.

23.	Severability.  All provisions of this Agreement are severable and this
Agreement will be interpreted and enforced as if all completely invalid or unenforceable provisions were not contained herein and partially valid and enforceable provisions will be enforced to the extent valid and enforceable.
If any applicable law or rule of any jurisdiction requires a greater prior notice of the termination of this Agreement than is required hereunder or the taking of some other action not required hereunder, or if under any applicable law or rule of any jurisdiction, any provision of this Agreement or any specification, standard or operating procedure prescribed by the Company is invalid or unenforceable under applicable law then the prior notice or other action required by such law or rule will be substituted for the notice requirements hereof, or such invalid or unenforceable provision, specification, standard or operating procedure will be modified to the extent required to be valid and enforceable. Such modifications to this Agreement will be effective only in such jurisdiction.

24.	Arbitration.  The parties agree that they will use their best efforts to amicably resolve any dispute arising out of or relating to this Agreement. Any controversy, claim, or dispute that cannot be so resolved shall be settled by final binding arbitration in accordance with the rules of the American Arbitration Association and judgment upon the award rendered by the arbitrator(s) may be entered in any court having jurisdiction thereof. Any such arbitration shall be conducted in Montgomery County, Texas or such other place as may be mutually agreed upon by the parties. Within fifteen (15) days after the commencement of the arbitration, each party shall select one person to act as arbitrator, and the two arbitrators so selected shall select a third arbitrator within ten (10) days of their appointment. Each party shall bear an equal share of the arbitrators expenses and administrative fees of arbitration, and the losing party shall reimburse the winning party for attorneys fees, arbitrator fees, and any other out of pocket expenses.

25.	Tax Identification Number.  Contractor shall provide Company with the legal address in Nevada for service of process for Astorga-Mayet Enterprises, Inc. and the Tax Identification Number for Astorga-Mayet Enterprises, Inc. provided by the U.S. Internal Revenue Service.

IN WITNESS WHEREOF, the parties hereto have executed this Agreement as of the date first above written.


WINDOW ROCK CAPITAL HOLDINGS, INC.
Charles R. Shirley, J.D., C.E.O., on behalf of the Company


ASTORGA-MAYET ENTERPRISES, INC.
Juan Mayet, on behalf of the Contractor



Exhibit 10.2
                              EMPLOYMENT AGREEMENT


	This Employment Agreement (Agreement) is made and effective this 18th day of January, 2006, by and between Window Rock Capital Holdings, Inc., a Nevada corporation, and any successor corporation (the Company) and Randy R. Mullins (the Employee).

	WHEREAS, the Company recognizes the Employees potential or future contribution to the growth and success of the Company and desires to provide for his continued employment by reinforcing and encouraging his continued attention and dedication to the Company; and

	WHEREAS, the Company wishes to retain Employees services and access to the Employees experience and knowledge; and

	WHEREAS, the Employee wishes to furnish executive services to the Company upon the terms, provisions and conditions herein provided; and

	WHEREAS, the Employee is willing to commit himself to continue to serve as an Employee of the Company on the terms and conditions herein provided;

	NOW, THEREFORE, in consideration of the foregoing and the agreements hereinafter contained, the parties hereby agree as follows:

1.	Recitals.  The Whereas clauses recited above are hereby
incorporated by reference as though they were fully set forth herein.

2.	Employment.  The Company hereby agrees to initially employ the
Employee as its Chief Financial Officer and the Employee hereby accepts such employment in accordance with the terms of this Agreement and the terms of employment applicable to regular employees of the Company.
In the event of any conflict or ambiguity between the terms of this Agreement or the terms of employment applicable to regular employees, the terms of this Agreement shall control. Election or appointment of Employee to another office or position, regardless of whether such office or position is inferior to Employees initial office or position, shall not be a breach of this Agreement.

3.	Duties of Employee.  During the term of this Agreement (as
hereinafter defined), Employee will, upon reasonable request, serve as Chief Financial Officer of the Company as follows:
        a.	Services hereunder shall be provided as an employee of the
                Company;
        b.	Employee will devote what time is necessary; and
        c.	Employee may oversee the Companys executive, financial and
                accounting matters as requested by the Company.

Employee shall devote the necessary productive time, ability, and attention to the business of the Company and shall perform all duties in a professional, ethical, and businesslike manner.

4.	Compensation.  Beginning January 17th, 2006, the Employee will be paid compensation as follows:

As consideration for signing this Agreement and for agreeing to abide and be bound by its terms, provisions and restriction, and in addition to all other benefits described in this Agreement, Employee shall receive shares of restricted Company common stock (the Shares) according to the following terms: one million (1,000,000) shares upon signing of this Agreement and $40,000 USD worth of shares per year for each full month services are provided by Employee to the Company (The number of shares shall be calculated on an average share price per quarter), subject to cancellation, in whole are in specified part, by the Board of Directors of the Company in its sole discretion, provided that the Board of Directors of the Company has not previously exercised its discretion to cancel such additional consideration. The Shares shall be issued and delivered to Employee on a quarterly basis. The Company grants Employee piggy-back registration rights and agrees to register the resale of Shares received by the Employee pursuant to this Agreement on the first registration statement filed by the Company.

5.	Exemption from Registration.  The Shares have not been
registered under the Securities Act of 1933, as amended, and certificates representing same shall bear the following restrictive legend:

The securities represented by this certificate have not been registered under the Securities Act of 1933, as amended, or applicable state securities laws, and may not be sold, transferred, pledged or hypothecated without either: i) registration under the Securities Act of 1933, as amended, and applicable state securities laws, or ii) submission to the Company of an opinion of counsel, satisfactory to the Company that said securities and the transfer thereof are exempt from the registration requirements of the Securities Act of 1933 and applicable state securities laws.

6.	Benefits.
a.	Expense Reimbursement.  Employee shall be entitled to
reimbursement for all reasonable expenses, including travel and entertainment, incurred by Employee in the performance of Employees duties. Employee will maintain records and written receipts as required by the Company policy and reasonably requested by the board of directors to substantiate such expenses.

7.	Term.  The term of this Agreement (the Term) shall begin
January 17, 2006 and end on January 17, 2008. The term shall be for twenty-four (24) months. Thereafter, the Agreement shall be renewed upon the mutual agreement of the Employee and the Company. If the Company fails to renew the contract, for reasons other than cause, the Employee is entitled to six (6) months compensation at the rate in effect at the time of the non renewal. If Employee fails to renew, then Employee is bound by the terms of section 10.

In the event the Company is acquired or is the non surviving party in a merger, or sells all or substantially all of its assets, this Agreement shall remain in full force and effect and all Shares will be treated as earned by Employee.

8.	Termination by the Company.
a.	With Cause.  The Company may terminate the Employees
employment under this Agreement at any time for cause. For purposes of this Agreement, the term cause shall include one or more of the following: (i) misconduct and failure by the Employee to observe or perform any of his duties, as contemplated in this Agreement, as Employee; (ii) conviction of a crime involving moral turpitude, theft, embezzlement or continuing alcohol or drugabuse; (iii) fraudulent conduct by the Employee or any act of dishonesty in connection with the Companys business; or (iv) unauthorized competition with the Company, including the unauthorized use or disclosure of trade secrets, confidential or proprietary business information or the substantial breach of any material covenants. It is understood and acknowledged by the Company that the Company shall provide thirty (30) days written notice to Employee for those items referenced in (i), (iii), and (iv) above specifying the cause for termination and provide Employee an opportunity to cure such default before such default will serve as cause for termination.

In the event of termination for cause, the Employee shall only be entitled to receive base salary or benefits set forth in Section 4 and Section 6 hereof, through the date of termination.

b.	Effect of Termination.  In the event this Agreement is terminated for cause by the Company or Employee shall resign, Employee shall be entitled to maintain the one million shares issued upon the signing of the employment agreement and 25,000 Shares of the Shares issued to Employee pursuant to Section 4(b) hereof for each full month in which services were provided by Employee and the Board of Directors in its sole discretion had not previously cancelled such additional consideration.

9.	Confidential Information and Trade Secrets.  During the term of this Agreement and thereafter, the Employee shall not, except as may be required to perform his duties hereunder or as required by applicable law or court order, disclose to others for use, whether directly or indirectly, any Confidential Information regarding the Company. The Employee acknowledges that such Confidential Information is specialized, unique in nature and of great value to the Company, and that such information gives the Company a competitive advantage. Upon the termination of his employment, the Employee will promptly deliver to the Company all documents maintained in any format (including electronic or print) and all copies thereof in his possession which contain any Confidential Information.

The Employee agrees that all styles, designs, lists, materials, books, files, reports, correspondence, records, and other documents (Company Material) used, developed or prepared by, provided to or made available to the Employee, shall be and shall remain the property of the Company. Upon the termination of his employment and/or the expiration of this Agreement, all Company Materials shall be returned immediately to the Company, and Employee shall not make or retain any copies thereof. The Employee understands and agrees that in the course of employment with the Company, the Employee willobtain access to and/or acquire Company trade secrets, including Confidential Information which are solely the property of the Company. Therefore, to protect such trade secrets, the Employee promises and agrees that during theterm of this Agreement, and for a period of one (1) year thereafter, he willnot influence or attempt to influence employees, customers, vendors, landlords or suppliers of the Company or any party in contract with the Company providing any services to the Company, either directly or indirectly, to divert their employment or business to or with any individual, partnership, firm, corporation or other entity then in competition with the business of the Company.

Confidential Information shall mean information about the Company, the Companys respective clients and customers, and proprietary information as defined herein, that is not available to the general public and that was learned or developed by the Employee or developed, used or planned to be used by the Company during the term of Employees employment by the Company, including, without limitation, any data, formulae, methods, information, proprietary knowledge, trade secrets, client and customer lists and all papers, resumes, records and other documents containing such Confidential Information.

10.	Non-Competition Covenant.  Except as otherwise provided herein, the Employee agrees that during the term of this Agreement and for a period of one (1) year after the termination of this Agreement, he will not directly or indirectly, without the prior written consent of the Company, provide executive, financial and accounting services or other services with or without pay, or own, manage, operate, join, control, participate in, or be connected as a stockholder, partner, or otherwise, with any business, individual, partner, firm, corporation, or other entity which is in competition with the Company.

11.	Notices.  For the purpose of this Agreement, notices, demands and all other communications provided for in this Agreement shall be in writing and shall be deemed to have been duly given when delivered personally, or by private overnight courier or mail services, postage prepaid or (unless otherwise specified) mailed by United States registered or certified mail, return receipt requested, postage prepaid, and addressed as follows:

If to Company:	Window Rock Capital Holdings, Inc.
		122 North Camellia Grove
		The Woodlands, Texas 77382-5387

If to Employee:	Randy R. Mullins
		16107 Affirmed Way
		Friendswood, Texas 77546-2466

12.	Modification.  No modification, change, addition, rescission, release, amendment, or waiver of this Agreement and no approval, consent, or authorization required by any provision of this Agreement, may be made by any person except by a written agreement by a duly authorized officer or partner of the Company and the Employee.

13.	Waiver.  No delay, waiver, omission or forbearance (whether by conduct or otherwise) by any party hereto at any time to exercise any right, option, duty or power arising out of breach or default by the other party of any of the terms, conditions, or provisions of this Agreement to be performed by such other party shall constitute a waiver by such party or a waiver of such partys rights to enforce any right, option or power as against the other party or as to subsequent breach or default by such other party, and no explicit waiver shall constitute a waiver of similar or dissimilar terms, provisions or conditions, at the same time or at any prior or subsequent time.

14.	Cumulative Rights.  The rights of the Company hereunder are
cumulative and no exercise or enforcement by the Company of any right or remedy hereunder will preclude the exercise or enforcement by the Company of any other right or remedy hereunder or which the Company is entitled by law to enforce.

15.	No Assignment.  The right of the employee or any other
beneficiary under this Agreement to receive payments may not be assigned, pledged or encumbered, except by will or by the laws of descent and distribution,without the permission of the Company which it may withhold in its sole and absolute discretion.

16.	Review of Agreement.  The Employee has had full and adequate opportunity to read and review this Agreement and to be thoroughly advised of the terms and conditions of this Agreement by an attorney or other personal representative.

17.	Binding Agreement.  This Agreement and all rights of the
Employee hereunder shall inure to the benefit of and be enforceable by the Employees personal or legal representatives, executors, administrators, successors, heirs, distributes, devisees and legatees. In addition, this Agreement and the obligations and rights of the Company hereunder shall be binding on any person, firm, or corporation which is a successor-in-interest to the Company.

18.	Final Agreement.  This Agreement supersedes and terminates
all prior agreements, either oral or in writing, between the parties and therefore, representations, inducements, promises or agreements alleged by either the Company or the Employee that are not contained in this Agreement will not be enforceable. There are no other oral or written understandings or agreements between the Company and the Employee relating to the subject matter of this Agreement. This Agreement will not supersede any written agreements or contracts that are signed concurrently with this Agreement.

19.	Governing Law.  This Agreement shall be construed and
enforced in accordance with the laws and courts of the State of Texas. The venue shall be Harris County, Texas.

20.	Headings.  Headings used in this Agreement are provided for
convenience only and shall not be used to construe meaning or intent.

21.	Number and Gender.  Whenever used, the singular shall include the plural, the plural the singular, and the use of any gender shall be applicable to all genders.


22.	Counterparts.  This Agreement may be executed in one or more counterparts, each of which shall be deemed to be an original but all of which together will constitute one and the same instrument.

23.	Severability.  All provisions of this Agreement are severable and this Agreement will be interpreted and enforced as if all completely invalid or unenforceable provisions were not contained herein and partially valid and enforceable provisions will be enforced to the extent valid and enforceable. If any applicable law or rule of any jurisdiction requires a greater prior notice of the termination of this Agreement than is required hereunder or the taking of some other action not required hereunder, or if under any applicable law or rule of any jurisdiction, any provision of this Agreement or any specification, standard or operating procedure prescribed by the Company is invalid or unenforceable under applicable law then the prior notice or other action required by such law or rule will be substituted for the notice requirements hereof, or such invalid or unenforceable provision, specification, standard or operating procedure will be modified to the extent required to be valid and enforceable. Such modifications to this Agreement will be effective only in such jurisdiction.

24.	Arbitration.  The parties agree that they will use their
best efforts to amicably resolve any dispute arising out of or relating to this Agreement. Any controversy, claim, or dispute that cannot be so resolved shall be settled by final binding arbitration in accordance with the rules of the American Arbitration Association and judgment upon the award rendered by the arbitrator(s) may be entered in the courts of any jurisdiction thereof. Any such arbitration shall be conducted in Harris County, Texas or such other place as may be mutually agreed upon by the parties. Within fifteen (15) days after the commencement of the arbitration, each party shall select one person to act as arbitrator, and the two arbitrators so selected shall select a third arbitrator within ten (10) days of their appointment. Each party shall bear an equal share of the arbitrators expenses and administrative fees of arbitration, and the losing party shall reimburse the winning party for attorneys fees, arbitrator fees, and any other out of pocket expenses.

IN WITNESS WHEREOF, the parties hereto have executed this Agreement as of the date first above written.


WINDOW ROCK CAPITAL HOLDINGS, INC.
Charles R. Shirley, J.D., C.E.O., on behalf of the Company


RANDY R. MULLINS
Randy R. Mullins, Employee









Exhibit 10.3

Thursday, January 26, 2006
Window Rock Capital Holdings, Inc.
122 North Camellia Grove
The Woodlands, Texas 77382 USA

Mr. Phillip Sewell
Jiaxin Consulting Group, Inc.
1234 Glen Drive
Vancouver, British Columbia V6A 3M9 Canada

RE:	Letter Agreement Cancellation

Dear Phillip:

On July 7, 2005, your firm, Jiaxin Consulting Group, Inc., and Window Rock Capital Holdings, Inc. dba Window Rock
Capital Corporation (hereinafter Window Rock) executed an agreement to develop an amusement park on real estate located in the Peoples Republic of China, in the vicinity of Guangzhou, Guangdong Province. Based upon the lack of progress in the project, lack of contact by your firm with Window Rock, and based upon the fact that Window Rock has started other projects with more potential than the Chinese amusement park project, with this letter, Window Rock cancels the Letter Agreement signed on July 7, 2005, referenced above.

Thank you for your attention to this matter. If you have any questions, please feel free to call me on 1-832-225-1372.

Best regards,
WINDOW ROCK CAPITAL HOLDINGS, INC.

Charles R. Shirley, J.D.
Chairman & CEO






Exhibit 31.1

                 WINDOW ROCK CAPITAL HOLDINGS, INC.

                     CERTIFICATIONS REQUIRED BY
        RULE 13a-14(a) OF THE SECURITIES EXCHANGE ACT OF 1934

CERTIFICATIONS

I, Charles R Shirley, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Window Rock Capital Holdings, Inc.;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. The registrants other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b              Evaluated the effectiveness of the registrants
disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

c) Disclosed in this report any change in the registrants internal control over financial reporting that occurred during the registrants most recent fiscal quarter (the registrants fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrants internal control over financial reporting; and

5. The registrants other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrants auditors and the audit committee of the registrants board of directors (or persons performing the equivalent functions):

a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrants ability to record, process, summarize and report financial information; and

b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrants internal control over financial reporting.


Date: January 31, 2006	 	/s/ Charles R. Shirley
 	 	                    Charles R. Shirley
 	 	                    Chairman and Chief Executive
                                       Officer







Exhibit 31.2
                   WINDOW ROCK CAPITAL HOLDINGS, INC.

                       CERTIFICATIONS REQUIRED BY
         RULE 13a-14(a) OF THE SECURITIES EXCHANGE ACT OF 1934

CERTIFICATIONS

I, Brian R. Collins, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Window Rock Capital Holdings, Inc.;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. The registrants other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b) Evaluated the effectiveness of the registrants disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

c) Disclosed in this report any change in the registrants internal control over financial reporting that occurred during the registrants most recent fiscal quarter (the registrants fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrants internal control over financial reporting; and

5. The registrants other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrants auditors and the audit committee of the registrants board of directors (or persons performing the equivalent functions):

a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrants ability to record, process, summarize and report financial information; and

b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrants internal control over financial reporting.


Date: January 31, 2006	 	/s/ Brian R. Collins
 	 	                    Brian R. Collins
 	 	                    President and Director







Exhibit 32.1

                 WINDOW ROCK CAPITAL HOLDINGS, INC.

                     CERTIFICATIONS REQUIRED BY
       RULE 13a-14(a) OF THE SECURITIES EXCHANGE ACT OF 1934

I, Charles R. Shirley, Chairman and Chief Executive Officer of Window Rock Capital Holdings, Inc., a Nevada corporation (the Company), hereby certify that, to my knowledge:

(1) The Companys periodic report on Form 10-QSB for the period ended September 30, 2005 (the Form 10-QSB) fully complies with the requirements of Section 13(a) of the Securities Exchange
Act of 1934, as amended; and

(2) The information contained in the Form 10-QSB fairly presents, in all material respects, the financial condition and results of operations of the Company.

*        *        *


/s/ Charles R. Shirley
Charles R. Shirley
Chairman of the Board of Directors & Chief Executive Officer


Date: January 31, 2006







Exhibit 32.2

                WINDOW ROCK CAPITAL HOLDINGS, INC.

                    CERTIFICATIONS REQUIRED BY
       RULE 13a-14(a) OF THE SECURITIES EXCHANGE ACT OF 1934

I, Brian R. Collins, President of Window Rock Capital Holdings, Inc., a Nevada corporation (the Company), hereby certify that, to my knowledge:

(1) The Companys periodic report on Form 10-QSB for the period ended September 30, 2005 (the Form 10-QSB) fully complies with the requirements of Section 13(a) of the Securities Exchange
Act of 1934, as amended; and

(2) The information contained in the Form 10-QSB fairly presents, in all material respects, the financial condition and results of operations of the Company.

*        *        *


/s/ Brian R. Collins
Brian R. Collins
President


Date: January 31, 2006